Form 10KSB
period 2001-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-05-01
CIK 1140472

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 000-33455

ALLIANCE BANCSHARES CALIFORNIA
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	91-2124567 (I.R.S. Employer Identification No.)
100 Corporate Pointe Culver City, California (Address of principal executive offices)	90230 (Zip Code)

Issuer's telephone number: (310) 410-9281

Securities registered under Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year were $13.6 million.

The aggregate market value of the voting common equity held by nonaffiliates, based upon last quotation reported on the NASD OTC Bulletin Board on March 31, 2002, was approximately $10.6 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 31, 2002 was 4,506,679.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer's definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer's fiscal year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):

 Yes ☐    No ☒

This Annual Report on Form 10-KSB consists of 200 pages, including exhibits. The index to exhibits appears on page 48.

FORWARD-LOOKING STATEMENTS

        The statements contained herein that are not historical facts are forward-looking statements based on management's current expectations and beliefs concerning future developments and their potential effects on Alliance Bancshares California and its wholly owned subsidiary, Alliance Bank. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption "Factors Which May Affect Future Operating Results." There can be no assurance that future developments affecting Alliance Bancshares California and Alliance Bank will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Alliance Bancshares California ("Bancshares") is a bank holding company which was incorporated in February 2000. Bancshares has one bank subsidiary, Alliance Bank (the "Bank"), which it acquired on December 1, 2001. Bancshares operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is a California-chartered bank which commenced operations in 1980. Unless the context requires otherwise, references in this Form 10-KSB to the "Company," "we" or "us" refer to Bancshares and the Bank on a consolidated basis.

        Our goal is to become a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing and other banking needs of small to medium sized businesses, builders and high net worth individuals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects. Construction loans accounted for 30% and 33% of our total loans at December 31, 2001 and 2000, respectively. We also offer a variety of deposit accounts and other banking services.

        Our principal executive offices are in Culver City, California. We have two branch offices, one in our principal executive offices and one in Newport Beach, California. We plan to relocate the Newport Beach office to Irvine, California in the summer of 2002.

        Our primary lending area includes all six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura. We attract deposits principally from our borrowers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk.

        Bancshares is registered as a bank holding company with the Federal Reserve Board (the "FRB") and is subject to examination and regulation as a holding company by the California Department of Financial Institutions (the "California DFI"). The Bank is subject to supervision, examination and regulation by the California DFI. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") and it is a member of the Federal Home Loan Bank of San Francisco (the "FHLB"). The Bank is not a member of the FRB.

Competition

        The banking business in California generally, and specifically in our market area, is highly competitive with respect to both loans and deposits, and is dominated by a number of major banks with many offices operating over a wide geographic area. Major banks have a number of competitive advantages over us, including their ability to finance wide-ranging advertising campaigns, product research and development and to allocate their investment assets to regions of highest yield and demand. These banks offer certain services (such as trust and international banking) that are not offered directly by us and, by virtue of their greater total capitalizations, they have vastly higher lending limits than we have. Other entities, both governmental and private, provide competition for the Bank in the acquisition of deposits. The so-called "money market funds" also compete with the Bank for deposits. In seeking to obtain customers for loans and/or deposits, the Bank competes with other commercial banks and non-bank financial intermediaries, including savings and loan associations, insurance companies, credit unions, finance companies, investment firms and other lending or depository entities.

        In order to compete with the major financial institutions in our primary service area, we use to the fullest extent the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan which would exceed our legal lending limit ($4.1 million for secured loans as of December 31, 2001), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

Supervision and Regulation

        Bank holding companies, banks and their nonbank affiliates are extensively regulated under both federal and state law. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the business of Bancshares or the Bank. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

        Moreover, new legislation and other regulatory changes affecting bank holding companies, banks and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

  Bank Holding Companies

        Bank holding companies are regulated under the Bank Holding Company Act ("BHC Act") and are supervised by the FRB. Under the BHC Act, Bancshares files reports of its operations and other information with the FRB and the FRB conducts examinations of Bancshares and the Bank.

        The BHC Act requires, among other things, the FRB's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank; (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank; (iii) merge or consolidate with another bank holding company; (iv) with certain exceptions, acquire more than 5% of the voting shares of any company that is not a bank; and (v) engage in any activities without the FRB's prior approval other than managing or controlling banks and other subsidiaries authorized by the BHC Act, furnishing services to, or performing services for, its subsidiaries, or conducting a safe deposit business. The BHC Act authorizes the FRB to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

        Consistent with its "source of strength" policy (see "Capital Adequacy Requirements," below), the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with our capital needs, asset quality and overall financial condition.

        Under the BHC Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or financing of services.

        The FRB may, among other things, issue cease-and-desist orders with respect to activities of bank holding companies and nonbanking subsidiaries that represent unsafe or unsound practices or violate a law, administrative order or written agreement with a federal banking regulator. The FRB can also assess civil money penalties against companies or individuals who violate the BHC Act or other federal laws or regulations, order termination of nonbanking activities by nonbanking subsidiaries of bank holding companies and order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

        A bank holding company may become a "financial holding company" which may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, providing financial, investment, or economic advisory services, any activity that a bank holding company may engage in outside of the United States, and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The FRB is the primary regulator of financial holding companies.

  FDIC

        The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act ("FDIA") because its deposit accounts are insured by the FDIC under the Bank Insurance Fund ("BIF"). The FDIC has adopted regulations which affect a broad range of the Bank's activities, including among other things lending, appraisals, formation of subsidiaries, obtaining deposits through brokers.

        Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes—"well capitalized," "adequately capitalized" and "undercapitalized"—which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under "Capital Adequacy Requirements" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

        The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution's primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

  CRA

        Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (the "CRA"). The CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The Bank's compliance with CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for FDIC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for FDIC denial of such an application, or approval may be conditioned upon improvement of the applicant's CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

        In the most recently completed CRA compliance examination, conducted in 1998, the FDIC assigned the Bank a rating of "satisfactory" the second highest of four possible ratings. CRA regulations emphasize measurements of performance in the area of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

  Capital Adequacy Requirements

        The FRB and the FDIC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and insured banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity. The remainder, designated "Tier 2 capital," may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance.

        The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and insured banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and insured banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum.

        Under the prompt corrective action provisions of the FDIA, the FDIC has adopted regulations establishing five capital categories for insured banks and providing for prompt corrective action for undercapitalized institutions. The five capital categories are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        If any one or more of a bank's ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the FDIC to the next level below that determined by the criteria described above if the FDIC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

        The FDIC may subject undercapitalized banks to a broad range of restrictions and regulatory requirements. An undercapitalized bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Significantly undercapitalized banks are subject to increased monitoring by the FDIC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the FDIC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The FDIC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the FDIC and the FDIC agree otherwise.

        Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

Employees

        As of December 31, 2001, we had 42 salaried employees, including 24 officers. We believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

        We lease our headquarters office located at 100 Corporate Pointe in Culver City, California pursuant to a lease which expires January 31, 2010. Our headquarters office is located in approximately 13,800 square feet of ground floor office space in a modern three-story building. Our monthly base rent in 2002 is $22,284, which is subject to annual cost of living increases not to exceed 5%.

        In December 2001, we entered into a 60-month lease for approximately 8,000 square feet of ground floor office space in Irvine, California, at a monthly initial base rent of $20,400. We intend to relocate our Newport Beach branch office to that site once the tenant improvements are complete, which is expected to occur in the summer of 2002.

ITEM 3. LEGAL PROCEEDINGS

        As of March 31, 2002, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol "ABNS." The following table sets forth the high and low quotations for Bancshares Common Stock during the periods indicated (quotations prior to December 1, 2001, are for the common stock of the Bank). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	2001		2000
	High	Low	High	Low
First Quarter	$3.000	$2.313	$1.625	$1.313
Second Quarter	$2.875	$2.400	$1.625	$1.250
Third Quarter	$2.750	$2.160	$2.188	$1.281
Fourth Quarter	$2.600	$2.400	$2.625	$2.000

        As of March 31, 2002, there were approximately 400 holders of record of Bancshares Common Stock.

        Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Our ability to pay dividends is subject to meeting regulatory capital requirements and other regulatory restrictions. See "Business—Regulation." In addition, we are unable to pay dividends under our credit facility with Pacific Coast Bankers' Bank.

        In March 2001, Bancshares issued 100 shares of Common Stock to Curtis S. Reis, the Chairman of the Board and the Chief Executive Officer of Bancshares and the Bank, for an aggregate of $100 in connection with the formation of Bancshares. No underwriters or brokers were involved in the transaction. Bancshares issued these shares without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act as a transaction not involving a public offering.

        In February 2002 Bancshares issued an aggregate of 1,600 shares of Common Stock to two officers of Bancshares for $2.00 per share upon exercise of options under the Bancshares 1996 Combined Incentive and Non-Qualified Stock Option Plan. No underwriters or brokers were involved in the transaction. Bancshares issued these shares without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act as a transaction not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Formation of Bancshares

        Bancshares was formed in February 2000 for the sole purpose of becoming the bank holding company for the Bank. Bancshares acquired the Bank in December 2001 through the reverse triangular merger of a wholly owned subsidiary of Bancshares with and into the Bank, with the Bank as the surviving entity. In the merger, the shareholders of the Bank received shares of Bancshares and the Bank became a wholly owned subsidiary of Bancshares. Unless specifically stated otherwise, the financial information included in this Form 10-KSB reflects the consolidated results of the Bank and Bancshares.

Overview

        We recorded net earnings of $1.4 million ($0.31 basic and $0.26 fully diluted earnings per share) in 2001, the second highest net earnings in our 21-year history. This compares to net earnings of $2.0 million ($0.47 basic and $0.39 fully diluted earnings per share) in 2000, which were the highest in our history. The decrease in net earnings in 2001 was due primarily to (i) a decrease in net interest income before provision for credit losses due primarily to decreasing market interest rates through 2001, which had greater impact on our interest-earning assets than interest-bearing liabilities because interest rates on our interest earning assets adjust more frequently than the interest rates on our interest bearing liabilities; and (ii) an increase in general and administrative expenses related primarily to expansion of our operations.

        We continued our growth during the year, with assets increasing from $124.5 million at December 31, 2000 to $140.5 million at December 31, 2001. Loans continue to constitute the largest portion (approximately 80%) of our interest earning assets, and grew from $94.3 million at December 31, 2000 to $112.2 million at December 31, 2001. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets.

        Another significant change in our balance sheet has been the accumulation of shareholders' equity. Shareholders' equity increased from $9.0 million at December 31, 2000 to $10.5 million at December 31, 2001. This increase was due solely to our net earnings. The Bank's shareholder's equity increased from $9.0 million at December 31, 2000 to $11.4 million at December 31, 2001. This increase was due to net earnings and to a $1.0 million capital infusion by Bancshares in December 2001, utilizing borrowings under a $3.0 million credit facility obtained from Pacific Coast Bankers' Bank in December 2001. At the end of 2001, both the Bank and Bancshares were "well capitalized" under applicable regulations.

        Our allowance for credit losses was $2.4 million or 2.12% of loans at December 31, 2001 compared to $2.0 million or 2.10% of loans at December 31, 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Net Interest Income

        Our earnings depend largely upon our net interest income, which is the difference between the income we earn on loans and other interest earning assets and the interest we pay on deposits and borrowed funds. Net interest income is related to the rates earned and paid on, and the relative amounts of, interest-earning assets and interest bearing liabilities. Our inability to maintain strong asset quality, capital or liquidity may adversely affect (i) our ability to accommodate desirable borrowing customers, thereby impacting growth in quality higher-yielding earning assets; (ii) our ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

        Net interest income is related to our interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes and changes relative to amount of interest earning assets and interest bearing liabilities. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the FRB.

        Interest income decreased from $13.7 million in 2000 to $12.2 million in 2001 and interest expense decreased from $5.6 million in 2000 to $4.9 million in 2001. These decreases were due to declines in the weighted average yield earned and rates paid on these assets and liabilities, as the average amounts of interest earning assets and interest bearing liabilities increased from 2000 to 2001. The decrease in weighted average yield and rates was due to declining market interest rates.

        Interest income before provision for credit losses decreased to $7.3 million during 2001 from $8.1 million during 2000. This was due primarily to a decrease in net yield on interest earning assets, or net interest margin, from 6.70% in 2000 to 5.63% in 2001. This decrease reflected declining market interest rates initiated by the FRB, resulting in the prime rate decreasing 4.75% during 2001. Because loans represented in excess of 80% of our interest-earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate which adjust with changes in the prime rate, the weighted average yield on our loan portfolio decreased 1.98% from 12.44% in 2000 to 10.46% in 2001. This resulted in a 2.03% decrease in the weighted average yield on our interest earning assets from 2000 to 2001. By comparison, the weighted average rate paid on our interest bearing liabilities decreased only 1.08%, as our time deposits, which have terms ranging from one day to three years, adjust rates only upon maturity. Accordingly, the weighted average rate paid on certificates of deposit decreased only 0.42% from 2000 to 2001.

        Our net interest margin remained high in comparison with our net interest rate spread due to the continued significance of non interest-bearing demand deposits relative to total funding sources. Average non interest-bearing demand deposits totaled $20.6 million, representing 17.5% of average deposits, during 2001, compared to $17.7 million, representing 16.5% of average deposits, during 2000.

        Average loans increased 5.4% to $105.3 million in 2001 from $99.9 million in 2000. This increase reflected our emphasis on continued growth of the loan portfolio.

        Average interest bearing deposits increased $5.6 million to $100.5 million during 2001 compared to $94.9 million during 2000. Average deposit increases resulted from growth in borrowing relationships and marketing efforts.

        Average borrowings increased to $2.9 million during 2001 compared to $2.4 million during 2000. This increase was due to $5.0 million of FHLB advances in December 2001 and $1.0 million of borrowings under a $3.0 million credit facility arranged through Pacific Coast Bankers Bank in December 2001. The impact of these borrowings, and additional borrowings under the bank credit facility, on average borrowings will be greater in 2002.

        The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	2001			2000
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Time deposits	$4,475,300	$256,000	5.72%	$1,925,900	$120,400	6.25%
Securities	7,692,100	475,900	6.19%	7,155,100	450,200	6.29%
Loans	105,327,600	11,017,500	10.46%	99,934,300	12,429,000	12.44%
Federal funds sold	12,924,300	464,100	3.59%	11,112,700	684,300	6.16%

Total interest-earning assets	130,419,300	12,213,500	9.36%	120,128,000	13,683,900	11.39%
Non-interest-earning assets	5,304,600			5,392,000

Total assets	$135,723,900			$125,520,000

Interest bearing liabilities:
Savings deposits:
NOW accounts	$2,268,800	$28,400	1.25%	$2,606,500	$50,800	1.95%
Super NOW accounts	274,100	4,800	1.75%	312,900	7,500	2.40%
Money market accounts	7,149,100	164,300	2.30%	5,302,900	199,200	3.76%
Super Prime accounts	30,493,800	1,023,100	3.36%	24,498,400	1,284,300	5.24%
Savings accounts	1,119,200	22,700	2.03%	1,008,000	31,300	3.11%
IRA accounts	4,142,500	221,500	5.35%	3,872,600	301,700	7.79%

Total savings	45,447,500	1,464,800	3.22%	37,601,300	1,874,800	4.99%
Certificates of deposit	55,056,000	3,183,500	5.78%	57,308,200	3,555,600	6.20%

Total interest-bearing deposits	100,503,500	4,648,300	4.63%	94,909,500	5,430,400	5.72%
Borrowings:
FHLB advances	356,200	14,900	4.18%	—	—	—
Subordinated optional convertible debentures	2,500,000	204,700	8.19%	2,359,300	202,700	8.59%
Capital note	30,100	1,700	5.65%	—	—	—

Total borrowings	2,886,300	221,300	7.67%	2,359,300	202,700	8.59%

Total interest-bearing liabilities	103,389,800	4,869,600	4.71%	97,268,800	5,633,100	5.79%

Non-interest bearing liabilities	20,798,000			18,015,300

Total liabilities	$124,187,800			115,284,100
Shareholders' equity	11,536,100			10,235,900

Total liabilities and shareholders' equity	$135,723,900			$125,520,000

Net interest income		$7,343,900			$8,050,800

Interest rate spread			4.65%			5.60%
Net interest margin			5.63%			6.70%

        The following table presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	2001
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$98,482	$(318,682)	$(220,200)
Time deposits	146,650	(11,050)	135,600
Securities	33,326	(7,626)	25,700
Loans	643,749	(2,055,249)	(1,411,500)

Total interest earning assets	922,207	(2,392,607)	(1,470,400)
Interest expense:
Savings deposits	339,875	(749,875)	(410,000)
Certificates of deposit	(136,254)	(235,846)	(372,100)
Borrowings	41,990	(23,390)	18,600

Total interest bearing liabilities	245,611	(1,009,111)	(763,500)

Net interest income	$676,596	$(1,383,496)	$(706,900)

Provision for Loan Losses

        We charged $400,000 and $325,000 to the allowance for loan and lease losses ("ALLL") in 2001 and 2000, respectively. These provisions were based on our policies and procedures for establish of the ALLL. See "Credit Risk Management."

Non-Interest Income

        Non-interest income includes primarily net gains on sales of loans and fees. Non-interest income increased 65.5% from 2000 to 2001. This increase was due primarily to an increase in $116,000 in net gains on sale of loans and an increase in account analysis charges and NSF fees.

Non-Interest Expense

        Salary and related expense increased by 17.8% between 2000 and 2001 due primarily to an increase in the number of employees, particularly in the lending department. At year-end 2001, the Company employed 42 full time employees, compared with 36 employees at the end of 2000.

        Occupancy expense increased by 15.8% from 2000 to 2001 due to increased rent expense and costs of the acquisition of desktop computer equipment. Rent expense is scheduled to increase further in August 2002 from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California. The additional rent from this office in 2002, net of rent savings from termination of the lease for our existing Orange County offices, will be approximately $16,000 per month.

        Other operating expenses increased 19.8% from 2000 to 2001 due in part to increases in waived account fees and increases in data processing fees. Waived account fees are fees charged to accounts which we waive for various reasons including customer relations. In general, data processing fees can be expected to increase as we grow because they are largely transaction driven.

Income Tax Expense

        Income tax expense decreased from $1.5 million in 2000 to $1.0 million in 2001 due to the decrease in pre-tax earnings.

FINANCIAL CONDITION

Regulatory Capital

        At December 31, 2001, Bancshares and Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, were $10.5 million and $11.4 million, respectively. Our regulatory capital increased during 2001 as a result of net earnings and, in the case of the Bank, from a $1.0 million capital contribution by Bancshares using the proceeds of its credit facility. At December 31, 2001 Bancshares and the Bank were each "well capitalized" as defined under applicable regulations. The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
At December 31, 2001
(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$14,456	12.10%	$9,557	≥8.0%	$11,946	≥10.0%
Tier 1 Capital (to risk-weighted assets)	$10,451	8.75%	$4,779	≥4.0%	$7,168	≥6.0%
Tier 1 Capital (to average assets)	$10,451	7.70%	$5,429	≥4.0%	$6,786	≥5.0%
Bank
Total Capital (to risk-weighted assets)	$15,425	12.91%	$9,557	≥8.0%	$11,946	≥10.0%
Tier 1 Capital (to risk-weighted assets)	$11,420	9.56%	$4,779	≥4.0%	$7,168	≥6.0%
Tier 1 Capital (to average assets)	$11,420	8.41%	$5,429	≥4.0%	$6,786	≥5.0%

Liquidity

        Our objective in managing our liquidity is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis. We manage to this objective through the selection of asset and liability maturity mixes. Our liquidity position is enhanced by our ability to raise additional funds as needed through available borrowings or accessing deposits nationwide through our money desk.

        Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 93% and 97% of funding for average total assets during 2001 and 2000, respectively. This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

        Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank's creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2001, we had $5,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

        We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During 2001, we had an average balance of $12.9 million in overnight funds sold representing 9.5% of total average assets.

Asset Liability Management

        Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by our Investment Committee. The principal objective of our asset/liability management is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

        An asset sensitive gap means an excess of interest sensitive assets over interest sensitive liabilities, whereas a liability sensitive gap means an excess of interest sensitive liabilities over interest sensitive assets. In a changing rate environment, a mismatched gap position generally indicates that changes in the income from interest earning assets will not be completely proportionate to changes in the cost of interest bearing liabilities, resulting in net interest income volatility. This risk can be reduced by various strategies, including the administration of liability costs and the reinvestment of asset maturities.

        The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY
At December 31, 2001

	Maturing or Repricing in
	Immediate or one day	After one day but within three months	After three months but within one year	After one year but within five years	After five years	Total
Rate-Sensitive Assets:
Cash, federal funds sold and time deposits	$14,284,644	$1,872,000	$2,178,000	$1,182,000	$—	$19,516,644
Securities	—	2,232,700	1,000,000	3,000,000	—	6,232,700
Loans	93,928,796	—	1,120,490	14,798,752	5,161,362	115,009,400
Total rate-sensitive assets	108,213,440	4,104,700	4,298,490	18,980,752	5,161,362	140,758,744
Rate Sensitive Liabilities:
Certificates of deposit	—	3,061,739	2,482,903	330,316	—	5,874,958
Large certificates of deposit	—	3,800,000	4,147,748	702,974	—	8,650,722
Money desk and brokered	—	5,948,976	25,831,970	8,093,158	—	39,874,104
IRA accounts	4,206,703	—	—	—	—	4,206,703
NOW and Super Now accounts	2,511,922	—	—	—	—	2,511,922
Savings and money market accounts	33,485,175	—	—	—	—	33,485,175
FHLB advance	—	—	—	5,000,000	—	5,000,000
Subordinated optional convertible debentures	—	—	—	2,500,000	—	2,500,000
Capital note				1,000,000		1,000,000
Total rate-sensitive liabilities	40,203,800	12,810,715	32,462,621	17,626,448	—	103,103,584
Interval Gaps:
RSA-RSL	$68,009,640	$(8,706,015)	$(28,164,131)	$1,354,304	$5,161,362	$37,655,160
(RSA-RSL)/Total Assets	48.41%	-6.20%	-20.05%	0.96%	3.67%	26.80%
(RSA-RSL)/Earnings Assets	50.29%	-6.44%	-20.83%	1.00%	3.82%	27.84%
RSA/RSL	269.16%	32.04%	13.24%	107.68%	0.00%	136.52%
Cumulative Gaps:
RSA-RSL	$68,009,640	$59,303,625	$31,139,494	$32,493,798	$37,655,160	$37,655,160
(RSA-RSL)/Total Assets	48.41%	42.21%	22.17%	23.13%	26.80%	26.80%
(RSA-RSL)/Earnings Assets	50.29%	43.85%	23.03%	24.03%	27.84%	27.84%
RSA/RSL	269.16%	211.86%	136.43%	131.52%	136.52%	133.52%

Time Deposits and Investment Securities

        We invest in time deposits with other financial institutions and investment securities principally to (i) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost efficient basis.

        Our time deposit investments generally have terms of one year and are generally in amounts of $100,000. Historically, our investment securities consist principally of U.S. Government securities and U.S. Government Agency securities with maturities of less than five years. At December 31, 2000 and December 31, 2001, all of our investment securities consisted of these types of securities.

        Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The average duration of these investments at

December 31, 2001 was 1.04 years compared with 1.42 years at December 31, 2000. At December 31, 2001, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

        The following table provides certain information regarding our time deposits and investment securities at the dates indicated.

TIME DEPOSITS AND INVESTMENT SECURITIES

	At December 31, 2001		At December 31, 2000
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$4,334,700	4.61%	$1,646,300	6.74%
After one year	1,089,000	6.67%	1,089,000	6.99%
After five years	—		—

Total time deposits	$5,423,700		$2,735,300

Investment securities maturing:
Within one year	$2,996,300	6.45%	$1,994,200	6.22%
After one year but within five years	2,986,400	5.81%	6,948,400	6.36%
After five years	—		—

Total investment securities	$5,982,700		$8,942,600

Lending Activities

        Our present lending strategy is to attract small to mid-sized business borrowers by offering a variety of commercial loan products and a full range of banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our primary lending area includes all six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura.

        The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	At December 31, 2001		At December 31, 2000
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$35,793,600	31.1%	$30,014,700	31.1%
Construction loans	33,386,200	29.0	31,041,700	32.2
Real estate loans	38,597,600	33.6	31,410,800	32.5
Other loans	7,232,000	6.3	4,046,300	4.2

	115,009,400	100.0%	96,513,500	100.0%

Less—Deferred loan fees	(424,600)		(199,100)
Less—Allowance for credit Losses	(2,426,500)		(2,023,400)

Net loans	$112,158,300		$94,291,000

        Of our total loans outstanding at December 31, 2001, 63% were due in one year or less, 23% were due in 1-5 years and 14% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2001
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$20,557,600	$8,664,000	$6,572,000	$35,793,600
Construction loans	32,719,600	666,600	—	33,386,200
Real estate loans	12,416,200	16,792,700	9,388,800	38,597,700
Other loans	6,714,600	357,600	159,800	7,232,000

	$72,408,000	$26,480,900	$16,120,600	$115,009,500

	At December 31, 2000
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$19,833,100	$7,777,100	$2,404,500	$30,014,700
Construction loans	28,950,100	2,091,600	—	31,041,700
Real estate loans	13,342,300	14,788,000	3,280,500	31,410,800
Other loans	1,786,900	1,901,500	357,900	4,046,300

	$63,912,400	$26,558,200	$6,042,900	$96,513,500

        We may not make loans in excess of our limit under applicable regulations. In general, for most of our loans, this limit is 15% of our capital for unsecured loans and 25% of our capital for secured loans. Our legal lending limits at December 31, 2001 were $4.1 million for secured loans and $2.5 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit we may originate the loan with the participation of one or more other lenders. We usually receive a fee for the servicing of loans, and are entitled to a pro rata share of payments on the loan without subordination to participants. At December 31, 2001, we were servicing $47 million in participated loans, including $25 million in construction loans, as compared with $53 million at the end of 2000, including $35 million of construction loans.

        All loans must be approved by our Internal Loan Committee. Under our present policy, loans in excess of $100,000 must also be approved by our Directors Loan Committee.

        Of our total loans outstanding, approximately 70% and 64% had adjustable rates at December 31, 2001 and 2000, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth information by specified category of loan the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS
(loans due after one year)

	At December 31, 2001		At December 31, 2000
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial loans	$3,282,300	$11,953,700	$4,039,000	$6,142,600
Construction loans	—	666,600	—	2,091,600
Real estate loans	15,748,100	10,433,300	10,978,300	7,090,200
Other loans	505,100	12,200	1,513,000	746,400

	$19,535,500	$23,065,800	$16,530,300	$16,070,800

        Commercial Loans.    We offer a variety of commercial loans, including secured and unsecured term loans and revolving lines of credit, equipment loans, accounts receivable loans and Small Business Administration ("SBA") loans. Loans other than term loans generally have adjustable rates; term loans may have fixed or adjustable rates. We underwrite secured term loans and revolving lines of credit primarily on the basis of the borrower's cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. As a result, if the borrower defaults and we foreclose on the assets, we may not be able to recover the full amount of the loan.

        SBA loans are designed for small business owners and are guaranteed, in part, up to $1,000,000 by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a "small business" generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically participated to third parties the SBA-guaranteed portion of our SBA loans. We originated $0.7 million and $10.4 million of SBA loans in 2000 and 2001, respectively. At December 31, 2001, we had $5.9 million of SBA loans outstanding, and were servicing an additional $4.5 million of SBA loans.

        Construction Loans.    We make loans to finance the acquisition, development and/or construction of individual and tract single family residences and multifamily and commercial properties. Loans to finance the construction of individual single family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties. At December 31, 2001, we had outstanding construction loans to developers for tract projects and single residences for sale to third parties totaling $22.4 million, representing 20.0% of our loan portfolio, and additional commitments for these projects in the amount of $15.2 million.

        Our construction loans generally have terms from 12 to 18 months and bear interest at adjustable rates. The loan-to-value ratio of our construction loans generally does not exceed 75% of the estimated value of the project upon completion. We require the borrower to have cash equity in the project (generally 15% of the acquisition, development and construction costs) in connection with each construction loan. Construction loans to developers for tract projects require repayment from the proceeds of unit sales at a rate greater than pro-rata based on the ratio of the loan amount to project costs including an interest reserve. We generally require personal guarantees from corporate or other entity borrowers. We disburse construction loan proceeds through a bonded fund control company which is required to carefully monitor disbursements based on the project budget and percent completion. We require a current appraisal in connection with each of our construction loans.

        Real Estate Loans.    Our real estate loans include fixed and adjustable rate loans secured by commercial and multifamily properties. Our real estate loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans presently in our loan portfolio generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We generally require a current appraisal in connection with each real estate loan originated.

        Other Loans.    We offer several other types of loans, including home equity lines of credit and automobile loans. These loans generally have adjustable rates. Home equity lines of credit provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower's residence net of senior debt.

Credit Risk Management

        We assess and manage credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. We have a Special Asset Committee which meets quarterly to review, monitor and establish the plan of action for all critical assets and review the adequacy of the ALLL. As part of the control process, an independent credit review firm regularly examines our loan portfolio and other credit processes. In addition to this credit review process, our loan portfolio is subject to examination by the FDIC and the California DFI in the normal course of business. Underlying trends in the economic and business cycle will influence credit quality. We seek to manage and control our risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

        The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. We use a migration analysis as part of our allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to our loan portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to our marketplace, demographic trends, amounts and trends in non-performing assets and concentration factors.

        The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements. We employ 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of "1" to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of "3," "4," and "5," respectively. Point values of "7," "8," "9" and "10" are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2001, the weighted average rating for our loan portfolio was 4.49, indicating an overall risk rating midway between average and acceptable. We engage an outside loan review firm to review loan quality and report on loan grading accuracy.

        We assess the adequacy of the ALLL each calendar quarter. Classified loans (loans assigned point values of 7 - 10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the ALLL.

        The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management's control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALLL. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the ALLL through changes to the provision for loan losses.

  Non-Performing Assets

        Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings ("TDRs"). Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	December 31, 2001	December 31, 2000
Non-accrual loans	$848,000	$891,500
Accruing loans past due 90 days or more	55,700	—
Troubled debt restructurings	—	—
Other real estate owned	—	—

Total	$903,700	$891,500

        Non-accrual Loans.    Non-accrual loans are those loans for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest. It is our present policy that a loan will be placed on non-accrual status if either principal or interest payments are past due generally in excess of 90 days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        When a loan is placed on non-accrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower's current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loan is either considered, in management's judgment, to be fully collectible or otherwise well secured and in the process of collection.

        Non-accrual loans at December 31, 2001 decreased to $848,000 from $891,500 at December 31, 2000. Interest income of $158,500 and $54,600 was recorded for these loans in 2000 and 2001, respectively; the additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $38,000 and $54,000 for 2001 and 2000, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2001 and 2000, respectively.

        Loans Contractually Past Due 90 or More Days.    Loans contractually past due 90 or more days are those loans which have become contractually past due at least 90 days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due 90 days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

        For this purpose, a loan is considered well secured if the collateral has a realizable value in excess of the amount of principal and accrued interest outstanding and/or is guaranteed by a financially capable party. A loan is considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

        We had one loan with a principal amount of $55,700 contractually past due 90 or more days and still accruing interest at December 31, 2001. We had no such loans at December 31, 2000.

        TDRs.    A TDR is a loan for which we have, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2001 and 2000, we had no TDRs.

        Other Real Estate Owned.    We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had no OREO in 2001 or 2000.

  Impaired Loans

        An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

        We determine impaired loans by a periodic evaluation on an individual loan basis. At December 31, 2001 and 2000, we had classified $899,000 (which amount included $848,000 of non-performing loans) and $0, respectively, of our loans as impaired for which no related specific reserve was provided. In 2001, we collected $99,000 on impaired loans, of which $76,000 was credited to principal outstanding and $23,000 was recognized as interest income. In 2000, we collected $59,000 on impaired loans, all of which was credited to principal. The average balance of impaired loans was $849,000 in 2001 and $40,000 in 2000.

  Allowance for Loan and Lease Losses

        The following table presents at the dates indicated the composition of our allocation of our ALLL for credit to specific loan categories. Our current practice is to make specific allocations of the ALLL to criticized and classified loans, and unspecified allocations to each loan category based on management's risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the ALLL allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total ALLL is applicable to the entire portfolio.

ALLOWANCE FOR CREDIT LOSSES

	At December 31, 2001		At December 31, 2000
	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Balance at end of period applicable to:
Commercial loans	$1,321,000	31.1	$1,090,000	31.1
Construction loans	728,000	29.0	652,000	32.2
Real estate loans	241,000	33.6	199,000	32.5
Other loans	136,000	6.3	82,000	4.2

Total	$2,426,000	100.0%	$2,023,000	100.0%

        The following table presents an analysis of changes in the allowance for credit losses during the periods indicated:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES

	2001	2000
Balance at beginning of period	$2,023,446	$1,707,328
Charge-offs	(36,211)	(242,896)
Recoveries	39,252	234,014

Net charge-offs	3,041	-8,882
Additional provisions	400,000	325,000

Balance at end of period	$2,426,487	$2,023,446

Ratio of loan loss allowance
to loans outstanding	2.12%	2.10%
Ratio of net charge offs during the period to average loans outstanding during the period	0.0028%	-0.0089%

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2001, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2001, we had undisbursed loan commitments of $40.6 million.

        Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2001, we had outstanding standby letters of credit with a potential $0.3 million of obligations. These standby letters of credit will mature in 2002.

Deposits

        We attract deposits from our borrowers, from customers in the vicinity of our two branches in Southern California and through a "money" desk which attracts deposits telephonically throughout the United States. We offer non-interest bearing checking accounts and a variety of interest bearing accounts, including market accounts, savings accounts, and time deposits with maturities ranging from 90 days to three years. We have registered the tradename "Super Prime Account" designating a type of variable rate money market account.

        The following table sets forth the amount of time deposits maturing within certain time intervals at the dates indicated.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 AND OVER

	Less Than 3 Months	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months
At December 31, 2001	$5,100,000	$9,250,800	$11,731,900	$7,410,200
At December 31, 2000	$12,431,700	$3,401,000	$7,165,200	$4,721,100

        We solicit deposits through a money desk which attracts primarily time deposits nationwide by telephone. These deposits typically are placed with institutional investors and bear interest at the high end of national rates for time deposits with comparable maturities. We sometimes deal with a broker or other intermediary which places the deposits with a number of institutions. We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur. As of December 31, 2001, money desk deposits were $39.9 million representing 33% of total deposits, as compared to $34.2 million at December 31, 2000 representing 30% of total deposits.

        The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at the date indicated:

CONCENTRATION OF DEPOSITS

	At December 31, 2001
	Demand	Savings	Other Time
Total deposits	$28,593,100	$33,485,200	$58,606,500

Balances from largest:
Single depositor or intermediary	$1,237,500	$2,358,500	$11,409,000(1)
% of total deposits	4.3%	7.0%	19.5%
Five depositors and/or intermediaries	$4,252,400	$7,108,600	$25,723,200
% of total deposits	14.9%	21.2%	43.9%

(1)
These deposits were obtained through one intermediary for over 100 different depositors.

Note:    One depositor appeared in more than one category with total deposits of $3,150,200.

        Under the FDIA, banks that are not well-capitalized may not be able to accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain "well capitalized" would result in it not being able to accept deposits through deposit brokers, which might have a material adverse affect on us. Historically, approximately 17% of our money desk deposits have been from deposit brokers.

Borrowed Funds

        In 1999, the Bank issued at par $2,000,000 of 8% Optional Convertible Subordinated Debentures Due June 1, 2009 (the "Debentures"). In April 2000, the Bank issued at par an additional $500,000 of the Debentures. The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share. The Debentures mature on June 1, 2009. The Debentures are treated as Tier 2 regulatory capital for the Bank.

        In December 2001, the Bank obtained a $5.0 million advance from the FHLB collateralized by certain qualifying loans with a book value of $14.3 million. The advance matures on December 6, 2004 and bears interest at a fixed rate of 4.18%, payable monthly with principal and accrued interest due at maturity.

        In December 2001, Bancshares arranged a 10-year $3,000,000 credit facility through Pacific Coast Bankers' Bank. The credit facility is collateralized by all of the outstanding common stock of the Bank. Borrowings under the credit facility bear interest at a variable rate equal to the prime rate plus 1% (5.75% at December 31, 2001) and are payable in quarterly installments of interest only during the first year of the facility. A one-point loan fee has also been paid. Beginning in the second year of the facility, outstanding borrowings will be payable in 36 quarterly installments of principal and interest until maturity in December 2011. Under the loan agreement, without the prior consent of the lender, Bancshares may not incur any additional indebtedness or encumber any assets, pay any dividends, make any loans or acquire any business. Advances may be obtained through December 10, 2002, provided that certain conditions are satisfied, including among others: (i) the representations and warranties made by Bancshares in the loan agreement remain true and correct; (ii) there is no pending material litigation or administrative proceeding; (iii) Bancshares is in compliance with the covenants and obligations under the loan agreement; and (iv) there is no material adverse change in the financial condition of Bancshares or the value of the collateral. As of December 31, 2001, Bancshares had borrowed $1.0 million under this credit facility, which it contributed to the Bank as Tier 1 capital. Subsequent to December 31, 2001, Bancshares borrowed an additional $1.0 million under this credit facility and contributed it to the Bank, and it intends to borrow the remaining $1 million in 2002. Borrowings under this credit facility are not regulatory capital for Bancshares.

Selected Financial Ratios

        The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	2001	2000
Net income to average assets	1.04%	1.64%
Net income to average equity	14.47%	26.19%
Net yield on average interest earning assets	5.80%	6.70%
Average primary capital to average assets	10.71%	9.73%
Average net loans to average assets	75.97%	78.03%

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

We face risk from changes in interest rates.

        The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of our interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

  •
  Our ability to originate loans;

  •
  The ability of our borrowers to make payments on their loans;

  •
  The value of our interest-earning assets and our ability to realize gains from the sale of these assets;

  •
  The average life of our interest-earning assets;

  •
  Our ability to generate deposits instead of other available funding alternatives; and

  •
  Our ability to access the wholesale funding market.

        Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We face risk from possible declines in the quality of our assets.

        Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets rises, our results of operations and financial condition will be affected. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services.

Our allowances for credit losses may be inadequate.

        We establish allowances for credit losses against each segment of our loan portfolio. At December 31, 2001, our allowance for credit losses equaled 2.12% of loans. Although we believed that we had established adequate allowances for credit losses as of December 31, 2001, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

        A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

        Deposits obtained through deposit brokers or a money desk are typically more interest rate-sensitive than branch deposits. Accordingly, they typically are higher cost and less stable to the insured institution than deposits through branches.

        We attract deposits telephonically nationwide through a money desk. As of December 31, 2001, money desk deposits were $39.9 million representing 33% of total deposits, as compared to $34.2 million at December 31, 2000 representing 30% of total deposits.

        Under the FDIA, banks that are not well-capitalized may not accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain "well capitalized" might prevent us from accepting deposits from deposit brokers, which might have a material adverse affect on the Bank and its financial condition. Under the FDIA, banks that are not well-capitalized may not accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain "well capitalized" might result in it not being able to accept deposits through deposit brokers, which could have a material adverse affect on us. Historically, approximately 17% of our money desk deposits have been from deposit brokers.

Economic conditions may worsen.

        Our business is strongly influenced by economic conditions in our market area (principally, Southern California) as well as regional and national economic conditions. During the past several years economic conditions in these areas have been favorable. Should the economic condition in these areas deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

        Because a significant amount of the loans we make are to borrowers in California, our operations could suffer as a result of local recession or natural disasters in California.

        At December 31, 2001, approximately 70% of our loans outstanding were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

        There is intense competition in Southern California and elsewhere in the United States for banking customers. We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. We compete for loans and deposits primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In recent years out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

A significant portion of our loan portfolio consists of construction loans to developers for tract projects and single homes for resale to unidentified buyers.

        At December 31, 2001, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $22.4 million, representing 20.0% of our loan portfolio, and additional commitments for these projects in the amount of $15.2 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Our business is heavily regulated.

        Both Bancshares, as a bank holding company, and Bank, as a California-chartered FDIC-insured bank, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors. Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of Alliance Bancshares California:

        We have audited the accompanying consolidated balance sheet of Alliance Bancshares California and subsidiaries (the "Bank") as of December 31, 2001 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Bancshares California and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton, LLP

Los Angeles, California
January 25, 2002

CONSOLIDATED BALANCE SHEET
As of December 31, 2001

Assets
Cash and due from banks	$4,672,944
Federal funds sold	9,420,000

Total cash and cash equivalents	14,092,944

Time deposits with other financial institutions	5,423,700
Securities held to maturity	6,232,700
Loans, net	112,158,328
Equipment and leasehold improvements, net	499,244
Accrued interest receivable and other assets	2,079,471

Total assets	$140,486,387

Liabilities and Shareholders' Equity
Deposits:
Demand	$28,593,102
Savings	33,485,174
Time	58,606,491

Total deposits	120,684,767

Accrued interest payable and other liabilities	850,547
FHLB advance	5,000,000
Subordinated optional convertible debentures	2,500,000
Capital note	1,000,000

Total liabilities	130,035,314

Commitments and contingencies	—
Shareholders' equity:
Serial preferred stock, no par value:
Authorized—1,000,000 shares
Outstanding—none	—
Common stock, no par value:
Authorized—10,000,000 shares
Outstanding in 2001—4,505,079 shares	3,439,081
Undivided profits	7,011,992

Total shareholders' equity	10,451,073

Total liabilities and shareholders' equity	$140,486,387

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2001	2000
Interest Income:
Interest and fees on loans	$11,017,521	$12,428,994
Interest on time deposits with other financial institutions	255,973	120,446
Interest on securities held to maturity	475,932	450,204
Interest on federal funds sold	464,083	684,304

Total interest income	12,213,509	13,683,948

Interest Expense:
Interest on deposits	4,648,308	5,430,440
Interest on FHLB advance	14,888	—
Interest on subordinated optional convertible debentures	204,693	202,727
Interest on capital note	1,757	—

Total interest expense	4,869,646	5,633,167

Net interest income before provision for credit losses	7,343,863	8,050,781
Provision for Credit Losses	400,000	325,000

Net interest income	6,943,863	7,725,781
Non-Interest Income	1,371,641	828,887
Non-Interest Expenses:
Salaries and related benefits	2,917,713	2,477,827
Occupancy expenses	756,369	653,240
Other operating expenses	2,225,103	1,856,908

Total non-interest expense	5,899,185	4,987,975

Earnings Before Income Tax Expense	2,416,319	3,566,693
Income Tax Expense	1,006,260	1,503,600

Net Earnings	$1,410,059	$2,063,093

Earnings per Common Share:
Basic earnings per share	$0.31	$0.47
Diluted earnings per share	$0.26	$0.39

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
Increase (decrease) in Cash and Cash Equivalents
	2001	2000
Cash Flows from Operating Activities:
Net earnings	$1,410,059	$2,063,093
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Net amortization (accretion) of discounts and premiums on securities held to maturity	(36,025)	(17,067)
Depreciation and amortization	196,157	176,139
Deferred income taxes	(133,882)	(136,618)
Provision for credit losses	400,000	325,000
(Increase) decrease in accrued interest receivable and other assets	(118,274)	86,223
Increase (decrease) in accrued interest payable and other liabilities	32,984	70,812

Net cash provided by operating activities	1,751,019	2,567,582

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(2,688,389)	(1,285,979)
Loans	(18,267,412)	(2,839,332)
Purchase of equipment and leasehold improvements	(160,273)	(125,276)
Purchase of securities held to maturity	(2,190,600)	(3,986,549)
Proceeds from maturities of securities held to maturity	4,995,891	—

Net cash used by investing activities	(18,310,783)	(8,237,136)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand and savings deposits	6,997,154	11,537,950
Time deposits	1,514,467	(2,471,104)
Proceeds from stock options exercised	1,500	175,420
Proceeds from issuance of capital note	1,000,000	—
Proceeds from issuance of subordinated debentures	—	500,000
Proceeds from issuance of FHLB advance	5,000,000	—

Net cash provided by financing activities	14,513,121	9,742,266

Net increase (decrease) in cash and cash equivalents	(2,046,643)	4,072,712
Cash and cash equivalents, beginning of year	16,139,587	12,066,875

Cash and cash equivalents, end of year	$14,092,944	$16,139,587

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,889,821	$5,614,530
Income taxes	$1,008,300	$1,614,900

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Two Years Ended December 31, 2001

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, January 1, 2000	4,352,079	$3,262,161	$3,538,840	$6,801,001
Stock options exercised	152,000	153,000	—	153,000
Tax benefits related to stock options exercised	—	22,420	—	22,420
Net earnings—	—		2,063,093	2,063,093

Balance, December 31, 2000	4,504,079	3,437,581	5,601,933	9,039,514
Stock options exercised	1,000	1,500	—	1,500
Net earnings—	—		1,410,059	1,410,059

Balance, December 31, 2001	4,505,079	$3,439,081	$7,011,992	$10,451,073

The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements
December 31, 2001

1.    Summary of Significant Accounting Policies

        The consolidated financial statements include the accounts of Alliance Bancshares California (the "Company"), Alliance Bank (the "Bank") and Lexib Realcorp, a wholly owned real estate subsidiary of Alliance Bank. The Company is a bank holding company that was incorporated on February 17, 2000 in the State of California. Alliance Bank is a commercial bank incorporated on July 11, 1979 in the State of California. The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.

        On December 1, 2001, the Company acquired the Bank by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank's shareholders became shareholders of the Company, owning the same number and percentage of Company shares as they had owned in the Bank. Prior to the December 1, 2001 acquisition, the Company only had nominal assets and had not conducted any business.

        Alliance Bank is a state-chartered bank that conducts its financial services primarily throughout the greater Los Angeles and Orange County areas of Southern California. The accounting and reporting policies of the Bank and the Company conform with generally accepted accounting principles and general practice within the Banking industry. Throughout these financial statements, the word "Company" refers exclusively to Alliance Bancshares California, while the word "Bank" is used to refer to either Alliance Bank and/or Alliance Bancshares California, depending upon the context of use.

        The following are descriptions of the more significant of those policies:

A.    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned real estate subsidiary. All material intercompany accounts and transactions have been eliminated.

B.    Securities Held to Maturity

        Securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method, since management has the positive intent and ability to hold these until maturity.

C.    Loans

        Loans are carried at face amount, less payments collected, deferred loan fees and the allowance for credit losses. Interest on loans is accrued daily on a simple interest basis. The allowance for credit losses is based on estimates and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experience and other factors in determining the adequacy of the allowance. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for credit losses and such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Also included in the allowance for credit losses are provisions for loans that have declined in value and which management has determined to be impaired. Management deems a loan to be impaired when it is probable that it will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of expected future cash flows discounted at the loan's effective rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A substantial portion of the Bank's loan portfolio is secured by real estate in Southern California. A significant downturn in the value of such real estate could have an adverse effect on the recorded investment in such loans. Loan origination and commitment fees are recognized as adjustments to the loan's yield over the life of the loan rather than as income or expense when realized or incurred.

D.    Equipment and Leasehold Improvements

        Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of the leasehold improvement or the term of the lease, whichever is shorter.

E.    Basic and Diluted Earnings per Share

        Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all convertible shares and stock options were converted or exercised. Dilution is computed by applying the "if converted" method to convertible shares and the treasury stock method to stock options. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

F.    Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

G.    Income Taxes

        The Bank accounts for income taxes on the liability method under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

H.    Pervasiveness of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

I.    Stock-Based Compensation

        The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation." FAS 123 requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

J.    Fair Value of Financial Instruments

        The financial statements include various estimated fair value information as of December 31, 2001. Such information, which pertains to the Bank's financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Bank:

  Cash and cash equivalents:    The carrying amounts of cash and short-term instruments approximate fair values.

  Securities:    Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans receivable and off-balance sheet instruments:    For variable-rate loans and off-balance-sheet instruments that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans and off-balance-sheet instruments are estimated using discounted cash flow analyses. The carrying amount of accrued interest receivables approximates its fair value.

  Commitments to extend credit and standby letters of credit:    The fair value of commitments to extend credit and standby letters of credit were not significant at December 31, 2001. The instruments predominantly have adjustable rates and are short term in nature.

  Deposit liabilities:    The fair values estimated for demand deposits (interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

2.    Average Reserve Balances

        The average reserve balance required to be maintained at the Federal Reserve Bank was $214,500 for the year ended December 31, 2001.

3.    Securities Held to Maturity

        The amortized cost and estimated fair values of securities held to maturity at December 31, 2001 are as follows:

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Fair Value
Obligations of U.S. Government and agencies	$5,982,700	$118,200	$—	$6,100,900
Federal Home Loan Bank	250,000	—	—	250,000

	$6,232,700	$118,200	$—	$6,350,900

        The maturities of investment securities as of December 31, 2001 are as follows:

Type & Maturity Grouping	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and agencies
Within one year	$2,996,333	$3,041,800
After one year but within five years	2,986,367	3,059,100

	$5,982,700	$6,100,900

        At December 31, 2001, securities with an amortized cost of $4,982,700 are pledged to the Federal Reserve Bank or the Federal Home Loan Bank to collateralize borrowing should the need arise.

4.    Loans

        The composition of loans at December 31, 2001 is as follows:

Commercial Loans	$35,793,612
Construction Loans	33,386,182
Real Estate Loans	38,597,655
Installment Loans	818,345
Other Loans	6,413,668

Total	115,009,462

Less—Deferred Loan Fees	(424,647)
Less—Allowance for Credit Losses	(2,426,487)

Net Loans	$112,158,328

        Construction loans comprise 29% of total loans at December 31, 2001 and represent a significant concentration of borrowers within one industry.

        An analysis of the activity in the allowance for credit losses for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
Balance, beginning of period	$2,023,446	$1,707,328
Recoveries	39,252	234,014
Provision for credit losses	400,000	325,000
Credits charged off	(36,211)	(242,896)

Balance, end of period	$2,426,487	$2,023,446

        Loans on which the accrual of interest had been discontinued amounted to $847,985 and $891,496 at December 31, 2001 and 2000, respectively. If interest on those loans had been accrued, such income would have approximated $38,000 and $54,000 for 2001 and 2000, respectively.

        The Bank originates primarily small business, commercial, real estate and installment loans to customers located in Southern California. The amount of collateral obtained, if deemed necessary by the Bank, is determined in accordance with management criteria.

        The recorded investment in impaired loans and the valuation allowance for credit losses related to loan impairment at December 31, 2001 are as follows:

Principal amount of impaired loans	$898,890
Accrued interest	2,083
Deferred loan costs	—
Deferred loan fees	—
Less: valuation allowance	—

$900,973

        Total cash collected on impaired loans during 2001 was $99,096, of which $75,786 was credited to the principal balance outstanding on such loans and $23,310 was recognized as interest income. Total cash collected on impaired loans during 2000 was $58,600, all of which was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 2001 and 2000 was $106,372 and $8,289, respectively. No interest income was recognized on impaired loans during 2000; however in 2001 there was interest income recognized of $27,636. The average balance of impaired loans during 2001 and 2000 was $849,304 and $40,160, respectively.

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:	Contractual or notional amount
Commitments to extend credit	$40,628,726
Standby letters of credit and financial guarantees written	$307,270

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit will mature at various dates through 2002. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

5.    Equipment and Leasehold Improvements

        The amount of depreciation and amortization included in operating expenses was $196,156 and $176,139 for 2001 and 2000, respectively, and is based on the following estimated useful asset lives:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	7 to 15 years

        Equipment and leasehold improvements as of December 31, 2001 consist of the following:

Furniture, fixtures and equipment	$1,624,750
Leasehold improvements	307,444

1,932,194
Less—Accumulated depreciation and amortization	(1,432,950)

$499,244

6.    Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

	2001	2000
Current:
Federal	$902,849	$1,394,685
State	237,293	245,533

	1,140,142	1,640,218

Deferred:
Federal	(88,329)	(177,465)
State	(45,553)	40,847

	(133,882)	(136,618)

	$1,006,260	$1,503,600

        As a result of the following items, the total provision (benefit) for income taxes for 2001 and 2000 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before income taxes:

	2001	2000
Federal income tax at statutory rate	34.0%	34.0%
Changes due to:
State franchise tax, net of federal income tax benefit	7.2	7.2
Other	0.4	1.0

	41.6%	42.2%

        Deferred tax assets and liabilities consist of the following at December 31, 2001:

Deferred tax assets
Allowance for credit losses	$766,986
Other, net	47,591

814,577
Valuation allowance	—

Net deferred tax asset	$814,577

7.    Earnings Per Share

        Basic and diluted earnings per share for the years ended December 31, 2001 and 2000 are computed as follows:

2001	Net Earnings	Shares	Per Share Amt
Net Earnings	$1,410,059

Basic earnings per share:
Net earnings available to common shareholders	$1,410,059	4,504,882	$0.31
Effect of conversion of subordinated debentures	118,722	1,250,000
Effect of conversion of options and warrants		224,767

Diluted earnings per share:
Net earnings available to common shareholders	$1,528,781	5,979,649	$0.26

2000	Net Earnings	Shares	Per Share Amt
Net Earnings	$2,063,093

Basic earnings per share:
Net earnings available to common shareholders	$2,063,093	4,356,314	$0.47
Effect of conversion of subordinated debentures	109,771	1,187,500
Effect of conversion of options and warrants		60,511

Diluted earnings per share:
Net earnings available to common shareholders	$2,172,864	5,604,325	$0.39

8.    Employee Benefit Plans

        The Company's 1996 Combined Incentive and Non-Qualified Stock Option Plan ("Combined Plan") provides for the issuance of up to 600,000 shares of the Company's common stock upon exercise of incentive and non-qualified options. The Combined Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant or have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of 20% per year to 100% per year.

        The Company has adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," but applies APB No. 25 and related interpretations in accounting for options granted under its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates consistent with the method of FAS 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

		2001	2000
Net earnings	As reported	$1,410,059	$2,063,093
	Pro forma	1,381,972	2,038,545
Basic earnings per share	As reported	0.31	0.47
	Pro forma	0.31	0.47
Diluted earnings per share	As reported	0.26	0.39
	Pro forma	0.25	0.38

        The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following and weighted-average assumptions used for grants in 2001 and 2000; risk-free interest rate of between 4.52 and 6.25 percent; and expected lives ranging from 5 and 10 years. The estimated volatility of Company stock is 20% and 29% for 2001 and 2000, respectively. The average fair value per share of options granted during 2001 and 2000 was $2.55 and $2.04, respectively.

        A summary of the status of the Combined Plan as of December 31, 2001 and 2000 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price
December 31, 2001:
Outstanding at beginning of year	364,000	$1.34
Granted	25,000	2.75
Exercised	(1,000)	1.50
Forfeited	(5,000)	2.25

Outstanding at end of year	383,000	1.42
Options exercisable at year-end	264,000	1.21

December 31, 2000:
Outstanding at beginning of year	479,000	$1.18
Granted	40,000	2.04
Exercised	(152,000)	1.02
Forfeited	(3,000)	1.50

Outstanding at end of year	364,000	1.34
Options exercisable at year-end	224,200	1.15

        The following information applies to options outstanding at December 31, 2001:

Number of shares outstanding	357,000	26,000
Exercise price	$1.00—$2.00	$2.01—$2.75
Weighted-average exercise price	$1.33	$2.73
Weighted-average remaining contractual life	5.8 years	9.5 years

        The Company has an employee retirement savings plan which qualifies as a 401(K) savings plan for federal income tax purposes. The terms of the plan require the Bank to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 4% of each employee's gross salary. For the years ended December 31, 2001 and 2000, the Company contributed approximately $78,000 and $56,000, respectively.

9.    Time Deposits

        The aggregate amount of the time deposits in denominations of $100,000 or more at December 31, 2001 was approximately $33,493,000. Interest expense on such deposits was approximately $1,739,000 in 2001 and $1,867,000 in 2000.

        At December 31, 2001, the approximate scheduled maturities of time deposits are as follows:

	IRA	Other Time
2002	$1,267,413	$45,273,340
2003	2,033,063	8,773,909
2004	906,226	238,540
2005	—	15,000
2006	—	99,000

        Time deposits include amounts arranged through a single intermediary totaling 19.5% of all time deposits at December 31, 2001.

10.  Commitments and Contingencies

        Lease Commitment: The Bank entered into a noncancelable operating lease relating to its premises which stipulates that the Bank prepay its discounted base rent through January 31, 2000. The lease has been extended to mature January 31, 2010. The Bank has entered into a 60 month lease for its Orange County office, which is expected to commence in September, 2002. As of December 31, 2001, the future minimum lease payments under the two leases are as follows:

Year ending December 31:	Operating Lease
2002	$407,500
2003	531,000
2004	547,000
2005	558,000
2006	569,000
Thereafter	1,162,000

        Rent expense, including the operating lease for 2001 and 2000 totaled approximately $441,000 and $375,000, respectively.

        Legal Contingencies: The Company is subject to various claims and lawsuits which arise primarily in the ordinary course of business. The Company does not anticipate any material losses with respect to these matters.

11.  Fair Value of Financial Instruments

        The estimated fair value of the Company's financial instruments at December 31, 2001, are as follows:

	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$14,092,944	$14,092,944
Time deposits with other financial institutions	5,423,700	5,423,700
Securities held to maturity	6,232,700	6,350,900
Loans	112,158,328	112,319,401
Accrued interest receivable	590,212	590,212

Financial liabilities:
Deposits	$120,684,767	$121,612,156
Accrued interest payable	197,673	197,673
FHLB advances	5,000,000	5,000,000
Subordinated optional convertible debentures	2,500,000	2,500,000
Capital note	1,000,000	1,000,000

12.  Shareholders' Equity

        At December 31, 2001, there were outstanding warrants to purchase 100,000 shares of the Company's common stock at a price of $1.05 per share at any time prior to December 31, 2007.

        In 1999, the Bank issued $2,000,000 aggregate principal amount of 8% subordinated optional convertible debentures due June 1, 2009. The debentures are convertible until December 1, 2004, at the option of the holder into shares of common stock of the Company at the conversion rate of $2.00 per share. In April 2000, the Bank issued an additional $500,000 of these debentures.

13.  Related Party Transactions

        A member of the Bank's board of directors is also a partner of a law firm that provides legal services to the Bank. Fees paid to such law firm in 2001 and 2000 totaled $15,590 and $69,746, respectively.

        An analysis of the activity with respect to loans to related parties for the year ended 2001 is as follows:

	Balances at January 1, 2001	New Loans & Additions	Repayments	Balances at Dec. 31, 2001
Directors and officers:	$299,967	$692,620	$345,456	$647,131

14.  Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators, which, if undertaken, could have a material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

        To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
Capital	Amount (000)	Ratio	Amount (000)	Ratio	Amount (000)	Ratio
Company As of December 31, 2001
Total Capital (to risk-weighted assets)	$14,456	12.10%	$9,557	>= 8.0%	$11,946	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$10,451	8.75%	$4,779	>= 4.0%	$7,168	>= 6.0%
Tier 1 Capital (to average assets)	$10,451	7.70%	$5,429	>= 4.0%	$6,786	>= 5.0%

Bank As of December 31, 2001
Total Capital (to risk-weighted assets)	$15,425	12.91%	$9,557	>= 8.0%	$11,946	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$11,420	9.56%	$4,779	>= 4.0%	$7,168	>= 6.0%
Tier 1 Capital (to average assets)	$11,420	8.41%	$5,429	>= 4.0%	$6,786	>= 5.0%

15.  Debt Arrangements

        As of December 31, 2001, the Company had borrowed $1,000,000 under a $3,000,000 credit line arranged through Pacific Coast Bankers' Bank. The outstanding balance under the line is repayable quarterly at interest only during the first year, followed by 36 quarterly payments of principal and interest due during the last nine years of the facility. The final payment is due on December 10, 2011. The floating interest rate is tied to the Wall Street Journal Prime plus 1%. The Company pledged 100% of the common stock of Alliance Bank as collateral for the loan. At December 31, 2001, the interest rate on the note was 5.75%. The Company contributed the $1,000,000 to the capital of the Bank.

        As of December 31, 2001, the Bank had a $5,000,000 advance from the Federal Home Loan Bank of San Francisco (the "FHLB"). The advance is collateralized by certain qualifying loans with a carrying value of $14,284,900 that have been pledged to secure the advance at December 31, 2001. The advance matures on December 6, 2004 and carries a fixed interest rate of 4.18%. The interest is payable monthly with principal and any accrued interest due at maturity.

        The following table indicates the FHLB advances maximum year-end balance available:

Maximum 2001 year-end balance	$5,000,000
Average daily balance	$5,000,000
Average rate paid	4.18%
Balance at year-end	$5,000,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

        The information under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of shareholders to be held on May 31, 2002 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information under the subcaptions "Executive Compensation," "Alliance Bank Employees' Savings Plan," "Incentive Compensation Plan," "Compensation of Directors," "Other Compensation" and "Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Principal Shareholders" and "Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Information Pertaining to Election of Directors—Transactions with Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    See attached index to exhibits, which is incorporated herein by reference.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES CALIFORNIA
Dated: April 30, 2002	By:	/s/ CURTIS S. REIS Curtis S. Reis, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ CURTIS S. REIS Curtis S. Reis Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
/s/ ROBERT H. THOMPSON Robert H. Thompson Director	April 30, 2002
/s/ LYN S. CARON Lyn S. Caron Director	April 30, 2002
/s/ D. GREGORY SCOTT D. Gregory Scott Director	April 30, 2002
/s/ DAVID B. BLENKO David B. Blenko Director	April 30, 2002
/s/ MICHAEL L. ABRAMS Michael L. Abrams Director	April 30, 2002

/s/ WILLIE D. DAVIS Willie D. Davis Director	April 30, 2002
/s/ ROBERT H. BOTHNER Robert H. Bothner Director	April 30, 2002
/s/ DARYL DEAN Daryl Dean Senior Vice President and Controller (Principal Accounting and Financial Officer)	April 30, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 18, 2001 and filed with the California Secretary of State on November 30, 2001 between Alliance Bancshares California, Alliance Bank and ALL Merger Company*
3.1	Articles of Incorporation of Alliance Bancshares California*
3.2	By-laws of Alliance Bancshares California*
4.1	Specimen common stock certificate*
10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and Form of incentive stock option plan and non-qualified stock option agreement*
10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors*
10.3	Form of 8% Optional Convertible Subordinated Debentures
10.4	Warrants to Purchase 100,000 shares of Common Stock issued to Curtis S. Reis
10.5
Business Loan Agreement dated December 10, 2001 between Alliance California Bancshares and Pacific Coast Bankers' Bank and related Promissory Note dated December 10, 2001 and Commercial Pledge Agreement dated December 10, 2001
10.7
Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000
10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2001
21.1	List of Subsidiaries

*
Filed with the Securities and Exchange Commission ("SEC") as an exhibit to the Alliance Bancshares California's Registration Statement on Form S-4EF filed in May 2001 and incorporated herein by reference.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
FINANCIAL CONDITION
CHANGES IN ALLOWANCES FOR CREDIT LOSSES
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 AND OVER
CONCENTRATION OF DEPOSITS
SELECTED FINANCIAL RATIOS
FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS
  ITEM 7. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET As of December 31, 2001
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the Two Years Ended December 31, 2001
Notes to Consolidated Financial Statements December 31, 2001
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS