Form 10QSB
period 2002-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-05-16
CIK 1140472

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ---------------------------

                        Commission file number 000-33455

                         ALLIANCE BANCSHARES CALIFORNIA
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              California                                 91-2124567
--------------------------------------------------------------------------------
     (State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or organization)                      Number)

          100 Corporate Pointe
         Culver City, California                           90230
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 410-9281
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          -

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              4,538,679 shares of Common Stock as of April 30, 2002

                         ALLIANCE BANCSHARES CALIFORNIA

                         QUARTERLY REPORT ON FORM 10-QSB
                                       FOR
                        THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Statements of Financial Condition
                    March 31, 2002 and December 31, 2001............................      3

                    Consolidated Statements of Operations
                    Three months ended March 31, 2002 and 2001......................      4

                    Consolidated Statements of Cash Flows
                    Three months ended March 31, 2002 and 2001......................      5

                    Notes to Consolidated Financial Statements......................      6

           Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K ...............................     21

Signatures

Exhibit Index

PART I. ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           March 31,    December 31,
                                                             2002           2001
                                                         ------------   ------------
                                                          (Unaudited)
Assets

Cash and due from banks                                  $  5,826,600   $  4,672,900
Federal funds sold                                          9,630,000      9,420,000
                                                         ------------   ------------
         Total cash and cash equivalents                   15,456,600     14,092,900
Time deposits with other financial institutions             4,833,800      5,423,700
Securities held to maturity                                 5,271,000      6,232,700
Loans, net                                                129,032,600    112,158,300
Equipment and leasehold improvements, net                     482,300        499,300
Accrued interest receivable and other assets                2,545,800      2,079,500
                                                         ------------   ------------
         Total assets                                    $157,622,100   $140,486,400
                                                         ============   ============

Liabilities and Shareholders' Equity

Deposits:
   Demand                                                $ 29,090,600   $ 28,593,100
   Savings and money market                                33,312,100     33,485,200
   Time                                                    74,270,400     58,606,500
                                                         ------------   ------------
         Total deposits                                   136,673,100    120,684,800
                                                         ------------   ------------
Accrued interest payable and other liabilities                786,800        850,500
FHLB advances                                               5,000,000      5,000,000
Subordinated optional convertible debentures                2,500,000      2,500,000
Capital note                                                2,000,000      1,000,000
                                                         ------------   ------------
         Total liabilities                                146,959,900    130,035,300
                                                         ------------   ------------
Commitments and contingencies                                      --             --
Shareholders' equity:
   Serial preferred stock, no par value:
     Authorized - 1,000,000 shares
     Outstanding - none                                            --             --
   Common stock, no par value:
     Authorized - 10,000,000 shares
     Outstanding - 4,506,679 shares at March 31, 2002;
        4,505,079 shares at December 31, 2001               3,442,300      3,439,100
   Undivided profits                                        7,219,900      7,012,000
                                                         ------------   ------------
         Total shareholders' equity                        10,662,200     10,451,100
                                                         ------------   ------------
         Total liabilities and shareholders' equity      $157,622,100   $140,486,400
                                                         ============   ============

The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2002         2001
                                                                     -----------------------
Interest income:
     Interest and fees on loans                                      $2,598,100   $2,796,200
     Interest on time deposits with other financial institutions         58,700       54,900
     Interest on securities held to maturity                             79,300      135,800
     Interest on federal funds sold                                      52,200      152,400
                                                                     ----------   ----------
         Total interest income                                        2,788,300    3,139,300
                                                                     ----------   ----------
Interest expense:
     Interest on deposits                                               867,400    1,252,500
     Interest on FHLB advances                                           51,500           --
     Interest on subordinated optional convertible debentures            50,500       50,500
     Interest on capital note                                            17,900           --
                                                                     ----------   ----------
         Total interest expense                                         987,300    1,303,000
                                                                     ----------   ----------
         Net interest income before provision for credit losses       1,801,000    1,836,300
Provision for credit losses                                             100,000       75,000
                                                                     ----------   ----------
         Net interest income                                          1,701,000    1,761,300
Non-interest income                                                     339,100      276,400
Non-interest expenses:
     Salaries and related benefits                                      862,400      727,500
     Occupancy and equipment expenses                                   202,600      178,000
     Other operating expenses                                           587,000      480,700
                                                                     ----------   ----------
         Total non-interest expense                                   1,652,000    1,386,200
                                                                     ----------   ----------
Earnings before income tax expense                                      388,100      651,500
Income tax expense                                                      180,200      231,000
                                                                     ----------   ----------
         Net earnings                                                $  207,900   $  420,500
                                                                     ==========   ==========
Earnings per common share:
     Basic earnings per share                                        $     0.05   $     0.09
     Diluted earnings per share                                      $     0.04   $     0.08

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                               2002          2001
                                                                           ------------   -----------
Cash Flows from Operating Activities:
     Net earnings                                                          $    207,900   $   420,500
     Adjustments to reconcile net earnings to net cash provided (used)
          by operating activities:
              Net amortization (accretion) of discounts and premiums on
                   securities held to maturity                                      300        (8,900)
              Depreciation and amortization                                      55,100        45,700
              Provision for credit losses                                       100,000        75,000
              (Increase) decrease in accrued interest receivable
                   and other assets                                            (466,300)        8,300
              Increase (decrease) in accrued interest payable
                   and other liabilities                                        (63,700)       18,700
                                                                           ------------   -----------
                   Net cash provided (used) by operating activities            (166,700)      559,300
                                                                           ------------   -----------
Cash Flows from Investing Activities:
     Net (increase) decrease in:
          Time deposits with other financial institutions                       589,900    (1,788,100)
          Loans                                                             (16,974,300)   (2,616,800)
     Purchase of equipment and leasehold improvements                           (38,100)      (43,500)
     Purchase of securities held to maturity                                 (2,038,600)         (900)
     Proceeds from maturities of securities held to maturity                  3,000,000     1,000,000
                                                                           ------------   -----------
                   Net cash used by investing activities                    (16,461,100)   (3,449,300)
                                                                           ------------   -----------
Cash Flows from Financing Activities:
     Net increase (decrease) in:
          Demand deposits                                                       497,500      (497,600)
          Savings deposits                                                     (173,100)    4,759,500
          Time deposits                                                      15,663,900    (2,120,800)
     Proceeds from stock options exercised                                        3,200         1,500
     Proceeds from issuance of capital note                                   1,000,000            --
     Proceeds from issuance of subordinated debentures                               --            --
     Proceeds from issuance of FHLB advance                                          --            --
                                                                           ------------   -----------
                   Net cash provided by financing activities                 16,991,500     2,142,600
                                                                           ------------   -----------
Net increase (decrease) in cash and cash equivalents                          1,363,700      (747,400)
Cash and cash equivalents, beginning of year                                 14,092,900    16,139,600
                                                                           ------------   -----------
Cash and cash equivalents, end of year                                     $ 15,456,600   $15,392,200
                                                                           ============   ===========
Supplemental disclosure of cash flow information
   Cash paid during the year for:
          Interest                                                         $    908,300   $ 1,530,000
          Income taxes                                                            1,200       103,000

The accompanying notes are an integral part of these statements.

                  ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Nature of Business and Significant Accounting Policies

     Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with, and should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed under the Securities Act of 1934.

     The financial position at March 31, 2002, and the results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2002.

     The consolidated financial statements include the accounts of Alliance Bancshares California (the "Bancshares"), its wholly owned subsidiary Alliance Bank (the "Bank") and Lexib Realcorp, a wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank which commenced operations in 1980. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the "Company" refer to Bancshares and its consolidated subsidiaries.

     On November 30, 2001, the Company acquired the Bank by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank's shareholders became shareholders of the Company, owning the same number and percentage of Company shares as they had owned in the Bank. Prior to the December 1, 2001 acquisition, the Company only had nominal assets and had not conducted any business. All financial information included herein has been restated as if the reorganization was effective for all periods presented.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Income Per Share

     Basic income per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the three month periods ended March 31, 2002 and 2001 were 4,506,070 and 4,504,279, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the three months ended March 31, 2002 and 2001 were 5,957,737 and 5,981,422, respectively.

     Basic and diluted earnings per share for the years ended March 31, 2002 and 2001 are computed as follows:

                                               Net                      Per
2002                                        Earnings     Shares     Share Amount
----------------------------------------   ---------    ---------  -------------
Net Earnings                                $207,900
                                           ---------
Basic earnings per share:
   Net earnings available to common
       shareholders                          207,900    4,506,070      $0.05
   Effect of conversion of subordinated
       debentures                             29,300    1,250,000
   Effect of conversion of options and
       warrants                                           201,667
Diluted earnings per share:
                                           ---------    ---------
   Net earnings available to common
       shareholders                         $237,200    5,957,737       $0.04
                                           =========    =========


                                               Net                      Per
2002                                        Earnings     Shares     Share Amount
----------------------------------------   ---------    ---------  -------------
Net Earnings                                $420,500
                                           ---------
Basic earnings per share:
   Net earnings available to common
       shareholders                         $420,500    4,504,279       $0.09
   Effect of conversion of subordinated
       debentures                             29,300    1,250,000
   Effect of conversion of options and
       warrants                                           227,143
Diluted earnings per share:
                                           ---------    ---------
   Net earnings available to common
       shareholders                         $449,800    5,981,422       $0.08
                                           =========    =========

Recent Accounting Pronouncements

SFAS 140:

     Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. Adoption of SFAS 140 did not have a material impact to the Company's consolidated financial statements.

SFAS 143:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the recognition and measurement of obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS NO. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003, and does not expect the adoption of the statement to have a material effect on the financial statements.

2.   Commitments and Contingencies

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                       Contractual or
Financial instruments whose contract amounts represent credit risk:   notional amount
-------------------------------------------------------------------   ---------------
     Commitments to extend credit                                       $50,493,000
     Standby letters of credit and financial guarantees written             453,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit will mature at various dates through 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

     The Company is subject to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

     The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources. Substantially all of our operations are conducted by the Bank and the Bank accounts for substantially all of our revenues and expenses. This information should be read in conjunction with the Company's quarterly unaudited consolidated financial statements, and the notes thereto, contained elsewhere in this Report.

References in this Form 10-QSB to the "Company," "we" or "us" refer to Alliance California Bancshares ("Bancshares") and its consolidated subsidiaries, including Alliance Bank ("Bank").

Forward-Looking Information

The statements contained herein that are not historical facts are forward-looking statements based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption "Factors Which May Affect Future Operating Results." There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

Overview

     We recorded net earnings of $207,900 ($0.04 basic and $0.03 diluted earnings per share) for the first quarter of 2002 as compared to net earnings of $420,500 ($0.09 basic and $0.08 diluted earnings per share) for the first quarter of 2001. The decrease in net earnings in 2002 was due primarily to an increase in general and administrative expenses related primarily to expansion of our operations and lower net interest margins.

     We continued to grow during the year, with assets increasing from $140.5 million at December 31, 2001 to $157.6 million at March 31, 2002. Net loans continue to constitute the largest portion (approximately 82%) of our interest earning assets, and grew from $112.2 million at December 31, 2001 to $129.0 million at March 31, 2002. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Our growth was funded principally by an $11.6 million increase in time deposits obtained through our money desk.

     Set forth below are certain key financial performance ratios for the periods indicated:

                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                                2002    2001
                                                             ------------------
Return on average assets (1)                                    0.56%    1.37%
Return on average shareholders' equity (1)                      7.90%   18.52%
Net yield on average interest earning assets                    5.08%    6.17%
Earnings per common share:
     Basic earnings per share                                  $0.05   $ 0.09
     Diluted earnings per share                                $0.04   $ 0.08

----------
(1)  Annualized

       RESULTS OF OPERATIONS - Three Months Ended March 31, 2002 and 2001

Net Interest Income

     Interest income decreased from $3,139,300 for first quarter of 2001 to $2,788,300 for the first quarter of 2002 and interest expense decreased from $1,303,000 for the first quarter of 2001 to $987,300 in the first quarter of 2002. These decreases were due to declines in the weighted average yield earned and rates paid on these assets and liabilities, as the average amounts of interest earning assets and interest bearing liabilities increased from 2001 to 2002. The decrease in weighted average yield and rates was due to declining market interest rates.

     Net interest income before provision for credit losses decreased slightly to $1,801,000 for the first quarter of 2002 from $1,836,300 for the first quarter of 2001. This was due primarily to a decrease in the net yield on interest earning assets, or net interest margin, from 6.34% in 2001 to 5.08% in 2002. This decrease reflected declining market interest rates initiated by the FRB, resulting in the weighted average prime rate decreasing from 8.63% for the first quarter of 2001 to 4.75% for the first quarter of 2002. Because loans represented in excess of 80% of our interest-earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate, the weighted average yield on our interest earning assets decreased 2.69% from 10.55% for the first quarter of 2001 to 7.86% for the first quarter of 2002. By comparison, the weighted average rate paid on our interest bearing liabilities decreased only 1.90%, as our time deposits, which have terms ranging from one day to three years, adjust rates only upon maturity. Net interest income was positively affected in the first quarter of 2002 by an increase in average interest earning assets from $119,067,000 for the first quarter of 2001 to $141,883,000 for the first quarter of 2002.

     The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for the periods indicated.

--------------------------------------------------------------------------------

                        ANALYSIS OF NET INTEREST INCOME

                                                              Three Months Ended March 31,
                                     ------------------------------------------------------------------------
                                                    2002                                 2001
                                     ------------------------------------------------------------------------
                                                              Weighted                               Weighted
                                                               Average                               Average
                                                                Rates                                Rates
                                       Average    Interest     Earned/     Average       Interest     Earned/
                                       Balance    Inc./Exp.     Paid       Balance       Inc./Exp.    Paid
                                     ----------   ---------   --------   ------------   ----------   --------
Interest earning assets:
  Time deposits                    $  5,254,900  $   58,700      4.47%   $  3,798,100   $   54,900      5.78%
  Securities                          5,179,300      79,300      6.12%      8,615,100      135,800      6.31%
  Loans                             119,472,700   2,598,100      8.70%     95,870,700    2,796,200     11.67%
  Federal funds sold                 11,976,300      52,200      1.74%     10,783,100      152,400      5.64%
                                   ------------  ----------               ------------   ----------
Total interest-earning assets       141,883,200   2,788,300      7.86%    119,067,000    3,139,300     10.55%
Non-interest-earning assets           6,136,600                             5,227,800
                                   ------------                          ------------
Total assets                        148,019,800                          $124,294,800
                                   ============                          ============

Interest bearing liabilities:
   Interest-bearing deposits          2,714,400       4,300      0.63%      2,904,600       13,700      1.89%
   Savings and money market
      deposits                       34,167,300     141,500      1.66%     34,362,700   $  370,700      4.32%
   Time deposits                     67,087,200     721,600      4.30%     55,170,600      868,100      6.29%
   FHLB advances                      5,000,000      51,500      4.12%             --           --        --
   Subordinated debentures            2,500,000      50,500      8.08%      2,500,000       50,500      8.08%
   Capital note                       1,200,000      17,900      5.97%             --           --        --
                                   ------------  ----------              ------------   ----------
Total interest-bearing liabilities  112,668,900     987,300      3.51%     94,937,900    1,303,000      5.49%
                                                 ----------                             ----------
Non-interest bearing liabilities     24,777,100                            20,334,400
                                   ------------                          ------------
  Total liabilities                 137,446,000                           115,272,300
  Shareholders' equity               10,573,800                             9,022,500
                                   ------------                          ------------
  Total liabilities and
     shareholders' equity           148,019,800                          $124,294,800
                                   ============                          ============
Net interest income                               1,801,000                             $1,836,300
                                                 ==========                             ==========
Interest rate spread                                             4.36%                                  5.06%
Net interest margin                                              5.08%                                  6.17%

--------------------------------------------------------------------------------

     As described below under "Asset Liability Management," our balance sheet was in a positive gap position at March 31, 2002. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall.

Provision for Loan Losses

     We charged $100,000 and $75,000 to the allowance for loan and lease losses ("ALLL") in the first quarter of 2002 and 2001, respectively. These provisions were based on our policies and procedures established for the ALLL.

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

Non-Interest Income

     Non-interest income includes primarily service charges on deposit accounts and net gains on sales of loans. Non-interest income increased 22.7% from the first quarter of 2001 to the first quarter of 2002. This increase was due primarily to an increase in service charges.

Non-Interest Expense

     Salary and related expense increased by 18.5% between the first quarter of 2001 and the first quarter of 2002 due primarily to an increase in the number of employees, particularly in the lending department. At the end of the first quarter of 2002, the Company employed 42 full time employees, compared with 35 employees at the end of the first quarter of 2001.

     Occupancy and equipment expense increased by 13.8% from the first quarter of 2001 to the first quarter of 2002 due to increased rent expense and the depreciation cost of computer equipment. Rent expense is scheduled to increase further in August 2002 (or the date we take possession, whichever is later) from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California. The additional rent from this office in 2002, net of rent savings from termination of the lease for our existing Orange County offices, will be approximately $16,000 per month.

     Other operating expenses increased 22.1% from the first quarter of 2001 to the first quarter of 2002 due in part to increases in advertising and marketing expenses, loan costs and data processing fees. Additional advertising and marketing expenses were incurred for customer appreciation functions and marketing brochures. In general, loan costs and data processing fees can be expected to increase as we grow because they are largely transaction driven.

                               FINANCIAL CONDITION

Regulatory Capital

     At March 31, 2002, Bancshares and Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, were $10.7 million and $12.6 million, respectively. Our regulatory capital increased during the first quarter of 2002 as a result of net earnings and, in the case of the Bank, from a $1.0 million capital contribution by Bancshares using the proceeds of its credit facility. At March 31, 2002, Bancshares and the Bank were each "well capitalized" as defined under applicable regulations. The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

--------------------------------------------------------------------------------

                               REGULATORY CAPITAL
                                At March 31, 2002
                             (dollars in thousands)

                                                       To Be Adequately     To Be Well
                                         Actual          Capitalized        Capitalized
                                    ----------------   ----------------   ----------------
                                     Amount   Ratio      Amount   Ratio   Amount     Ratio
                                    -------   ------    -------   -----   -------   ------
Bancshares
Total Capital (to risk-weighted
assets)                             $14,876   10.90%    $10,915   >=8.0%  $13,644   >=10.0%
Tier 1 Capital (to risk-weighted
   assets)                          $10,662    7.81%    $ 5,458   >=4.0%  $ 8,186    >=6.0%
Tier 1 Capital (to average assets)  $10,662    7.20%    $ 5,921   >=4.0%  $ 7,401    >=5.0%

Bank
Total Capital (to risk-weighted
   assets)                          $16,813   12.32%    $10,915   >=8.0%  $13,644   >=10.0%
Tier 1 Capital (to risk-weighted
   assets)                          $12,599    9.23%    $ 5,458   >=4.0%  $ 8,186    >=6.0%
Tier 1 Capital (to average assets)  $12,599    8.51%    $ 5,921   >=4.0%  $ 7,401    >=5.0%

--------------------------------------------------------------------------------

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

     Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 94% and 98% of funding for average total assets during the first quarter of 2002 and the year of 2001, respectively. This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

     Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank's creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of March 31, 2002, we had $5,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

     We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During the first quarter of 2002, we had an average balance of $12.0 million in overnight funds sold representing 8.1% of total average assets.

Asset Liability Management

     Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Our Investment Committee manages interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities. The principal objective of our asset/liability management is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

     The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

                                                      Over Three     Over One
                                           Three       Through         Year          Over          Non-
                                           Months      Twelve        Through         Five        Interest
                                          Or Less      Months       Five Years       Years        Bearing          Total
                                        -----------   -----------   -----------   -----------   ------------   ------------
Assets
------
Federal Funds Sold                      $ 9,630,000   $        --   $        --   $        --   $         --   $  9,630,000
Interest-bearing deposits with other
   financial institutions                 1,980,200       792,000     1,776,300       285,300             --      4,833,800
Securities held to maturity                      --     1,000,000     4,021,000       250,000             --      5,271,000
Loans, gross                             64,055,500    37,055,000    20,668,000     9,354,000             --    131,132,500
Non-interest earning assets                      --            --            --            --      6,754,800      6,754,800
                                        -----------   -----------   -----------   -----------   ------------   ------------
    Total assets                        $75,665,700   $38,847,000   $26,465,300   $ 9,889,300   $  6,754,800   $157,622,100
                                        ===========   ===========   ===========   ===========   ============   ============

Liabilities and Stockholders' Equity:
------------------------------------
Demand deposits                         $        --   $        --   $        --   $        --   $ 29,090,600   $ 29,090,600
Savings and money market accounts        33,312,100            --            --            --             --     33,312,100
Time deposits                            17,263,400    35,459,000    21,548,000            --             --     74,270,400
FHLB advance                                     --            --     5,000,000            --             --      5,000,000
Subordinated optional convertible
   debenture                                     --            --     2,500,000            --             --      2,500,000
Capital note                                     --            --     1,111,100       888,900             --      2,000,000
Accrued interest payable and other
   liabilities                                   --            --            --            --        786,800        786,800
Stockholders' equity                             --            --            --            --     10,662,200     10,662,200
                                        -----------   -----------   -----------   -----------   ------------   ------------
Total liabilities and Stockholders
   equity                               $50,575,500   $35,459,000   $30,159,100   $   888,900   $ 40,539,600   $157,622,100
                                        -----------   -----------   -----------   -----------   ------------   ------------
Interest rate sensitivity gap           $25,090,200   $ 3,388,000   $(3,693,800)  $ 9,000,400   $(33,784,800)  $         --
                                        ===========   ===========   ===========   ===========   ============   ============

Cumulative interest rate Sensitivity
   gap                                  $25,090,200   $28,478,200   $24,784,400   $33,784,800   $         --   $         --
                                        ===========   ===========   ===========   ===========   ============   ============
Cumulative % of rate sensitive assets
   in maturity period                          48.0%         72.7%         89.4%         95.7%        100.00%
                                        ===========    ==========   ===========   ===========   ============

Rate sensitive assets to rate
   Sensitive liabilities                       1.50          1.10          0.88         11.13           0.17
                                        ===========   ===========   ===========   ===========   ============
Cumulative ratio                               1.50          1.33          1.21          1.28           1.00
                                        ===========   ===========   ===========   ===========   ============

     At March 31, 2002, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our net interest margin would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. And, during the quarter ended March 31, 2002, our net interest margin was lower than in the same quarter of 2001, due to a decline in prevailing market rates of interest. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Investments in Time Deposits and Securities

     The following table provides certain information regarding our time deposits and investment securities at the dates indicated.

-------------------------------------------------------------------------------------------------

                                   TIME DEPOSITS AND INVESTMENT SECURITIES

                                                At March 31, 2002         At December 31, 2001
                                          --------------------------   --------------------------
                                                          Weighted                    Weighted
                                          Book Value   Average Yield   Book Value   Average Yield
                                          ----------   -------------   ----------   -------------
Time deposits maturing:
   One year or less                       $2,772,200            %      $4,334,700        4.61%
   After one year                          2,061,600            %       1,089,000        6.67%
                                          ----------                   ----------
Total time deposits                       $4,833,800                   $5,423,700
                                          ==========                   ==========

Investment securities maturing:
   One year or less                       $1,000,000        6.26%      $2,996,300        6.45%
   After one year but within five years    3,021,000        5.03%       2,986,400        5.81%
   After five years                        1,250,000        5.34%         250,000        6.82%
                                          ----------                   ----------
Total investment securities               $5,271,000                   $6,232,700
                                          ==========                   ==========

-------------------------------------------------------------------------------------------------

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The average duration of these investments at March 31, 2002 was x.xx years compared with 1.04 years at December 31, 2001. At March 31, 2002, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

Loans

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

     The following table sets forth the composition of our loan portfolio at the dates indicated:

------------------------------------------------------------------------------------------

                             LOAN PORTFOLIO COMPOSITION

                                         At March 31, 2002         At December 31, 2001
                                     -------------------------   -------------------------
                                        Amount      Percent of      Amount      Percent of
                                      Outstanding      Total      Outstanding      Total
                                     ------------   ----------   ------------   ----------
Commercial loans                     $ 46,608,300      35.3%     $ 35,793,600      31.1%
Construction loans                     34,233,500      25.9        33,386,200      29.0
Real estate loans                      45,251,700      34.3        38,597,600      33.6
Other loans                             5,906,600       4.5         7,232,000       6.3
                                     ------------     -----      ------------     -----
                                      132,000,100     100.0%      115,009,400     100.0%
                                                      =====                       =====
Less - Deferred loan fees                (598,600)                   (424,600)
Less - Allowance for credit losses     (2,368,900)                 (2,426,500)
                                     ------------                ------------
Net loans                            $129,032,600                $112,158,300
                                     ============                ============

------------------------------------------------------------------------------------------

Non-Performing Assets and Impaired Loans

     Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings ("TDRs"). Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non-performing assets at the dates indicated:

----------------------------------------------------------------------------

                              NON-PERFORMING ASSETS

                                          March 31, 2002   December 31, 2001
                                          --------------   -----------------
Non-accrual loans                            $867,000           $848,000
Accruing loans past due 90 days or more            --             55,700
Troubled debt restructurings                       --                 --
Other real estate owned                            --                 --
                                             --------           --------
    Total                                    $867,000           $903,700
                                             ========           ========

----------------------------------------------------------------------------

     Non-accrual loans at March 31, 2002 decreased to $867,000 from $848,000 at December 31, 2001. Interest income of $500 and $54,600 was recorded for these loans in the first quarter of 2002 and for the year ended December 31, 2001, respectively; the additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $23,900 and $38,000 for the first quarter of 2002 and for the year ended December 31, 2001, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the first quarter of 2002 and 2001.

Impaired Loans

     An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

     We determine impaired loans by a periodic evaluation on an individual loan basis. At March 31, 2002 and December 31, 2001, we had classified $848,000 and $899,000, respectively, of our loans as impaired for which no related specific reserve was provided. In the quarter ended March 31, 2002, we collected no payments on impaired loans.

Changes in Allowance for Loan Losses

     The following table presents an analysis of changes in the allowance for credit losses during the periods indicated:

--------------------------------------------------------

        CHANGES IN ALLOWANCES FOR CREDIT LOSSES

                                 Quarter Ended March 31,
                                 -----------------------
                                    2002         2001
                                 ----------   ----------
Balance at beginning of period   $2,426,500   $2,023,400

Charge-offs                        (164,100)          --
Recoveries                            6,500        8,300
                                 ----------   ----------
Net charge-offs                    (157,600)       8,300

Additional provisions               100,000       75,000
                                 ----------   ----------
Balance at end of period         $2,368,500   $2,106,700
                                 ==========   ==========

--------------------------------------------------------

Off-Balance Sheet Credit Commitments and Contingent Obligations

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2002, we had undisbursed loan commitments of $50.5 million.

     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2002, we had outstanding standby letters of credit with a potential $0.5 million of obligations. These standby letters of credit will mature in 2003.

Deposits

     Total deposits increased from $120.7 million at December 31, 2001 to $136.7 million at March 31, 2002. This increase was primarily due to a $15.7 million increase in time deposits generated by our money desk which were used to fund the growth in our loan portfolio.

     We solicit deposits through a money desk which attracts primarily time deposits nationwide by telephone. These deposits typically are placed with institutional investors and bear interest at the high end of national rates for time deposits with comparable maturities. We sometimes deal with a broker or other intermediary which places the deposits with a number of institutions. We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur. As of March 31, 2002, money desk deposits were $56.9 million representing 42% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

     Under Federal Deposit Insurance Corporation rules, banks that are not well-capitalized may not be able to accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain "well capitalized" could result in it not being able to accept deposits through deposit brokers, which might have a material adverse affect on us. At March 31, 2002, approximately 38% of our money desk deposits (approximately $22 million) were from deposit brokers.

Borrowed Funds

     Borrowed funds increased $1,000,000 during the first quarter of 2002 due to an additional advance obtained by Bancshares under its $3,000,000 credit facility through Pacific Coast Bankers' Bank. This facility bears interest at a rate of prime plus 1% (5.75% at March 31, 2002). As of March 31, 2002, $2,000,000 million was outstanding under this credit facility. Bancshares has contributed advances under this to the Bank as Tier 1 Capital. Bancshares presently intends to borrow the remaining $1 million available under the facility in 2002.

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

     The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of our interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

     .    Our ability to originate loans;

     .    The ability of our borrowers to make payments on their loans;

     . The value of our interest-earning assets and our ability to realize gains from the sale of these assets;

     .    The average life of our interest-earning assets;

     . Our ability to generate deposits instead of other available funding alternatives; and

     .    Our ability to access the wholesale funding market.

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

     We establish allowances for credit losses against each segment of our loan portfolio. At March 31, 2002, our allowance for credit losses equaled 1.80% of loans. Although we believed that we had established adequate allowances for credit losses as of March 31, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

     Deposits obtained through deposit brokers or a money desk are typically more interest rate-sensitive than branch deposits. Accordingly, they typically are higher cost and less stable to the insured institution than deposits through branches.

     We attract deposits telephonically nationwide through a money desk. As of March 31, 2002, money desk deposits were $56.9 million representing 42% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

     Under the FDIA, banks that are not well-capitalized may not accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain "well capitalized" might prevent us from accepting deposits from deposit brokers, which might have a material adverse affect on the Bank and its financial condition. At March 31, 2002, approximately 38% of our money desk deposits (approximately $22 million) have been from deposit brokers.

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

     At March 31, 2002, approximately xx% of our loans outstanding were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

     At March 31, 2002, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $xx.x million, representing xx.x% of our loan portfolio, and additional commitments for these projects in the amount of $xx.x million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2002                          ALLIANCE BANCSHARES CALIFORNIA


                                            By: /s/ DANIEL L. ERICKSON
                                                --------------------------------
                                                Daniel L. Erickson
                                                Executive Vice President and
                                                Chief Financial Officer