Form 10QSB/A
period 2002-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-05-24
CIK 1140472

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-QSB/A

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

                         ALLIANCE BANCSHARES CALIFORNIA

                        QUARTERLY REPORT ON FORM 10-QSB/A
                                       FOR
                        THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Statements of Financial Condition
                    March 31, 2002 and December 31, 2001............................      3

                    Consolidated Statements of Operations
                    Three months ended March 31, 2002 and 2001......................      4

                    Consolidated Statements of Cash Flows
                    Three months ended March 31, 2002 and 2001......................      5

                    Notes to Consolidated Financial Statements......................      6

           Item 2.  Management's Discussion and Analysis or Plan of Operation.......      9

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K ...............................     22

Signatures..........................................................................    S-1

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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                               2002          2001
                                                                           ------------   -----------
Cash Flows from Operating Activities:
     Net earnings                                                          $    207,900   $   420,500
     Adjustments to reconcile net earnings to net cash provided (used)
          by operating activities:
              Net amortization (accretion) of discounts and premiums on
                   securities held to maturity                                      300        (8,900)
              Depreciation and amortization                                      55,100        45,700
              Provision for credit losses                                       100,000        75,000
              (Increase) decrease in accrued interest receivable
                   and other assets                                            (466,300)        8,300
              Increase (decrease) in accrued interest payable
                   and other liabilities                                        (63,700)       18,700
                                                                           ------------   -----------
                   Net cash provided (used) by operating activities            (166,700)      559,300
                                                                           ------------   -----------
Cash Flows from Investing Activities:
     Net (increase) decrease in:
          Time deposits with other financial institutions                       589,900    (1,788,100)
          Loans                                                             (16,974,300)   (2,616,800)
     Purchase of equipment and leasehold improvements                           (38,100)      (43,500)
     Purchase of securities held to maturity                                 (2,038,600)         (900)
     Proceeds from maturities of securities held to maturity                  3,000,000     1,000,000
                                                                           ------------   -----------
                   Net cash used by investing activities                    (15,461,100)   (3,449,300)
                                                                           ------------   -----------
Cash Flows from Financing Activities:
     Net increase (decrease) in:
          Demand deposits                                                       497,500      (497,600)
          Savings deposits                                                     (173,100)    4,759,500
          Time deposits                                                      15,663,900    (2,120,800)
     Proceeds from stock options exercised                                        3,200         1,500
     Proceeds from issuance of capital note                                   1,000,000            --
     Proceeds from issuance of subordinated debentures                               --            --
     Proceeds from issuance of FHLB advance                                          --            --
                                                                           ------------   -----------
                   Net cash provided by financing activities                 16,991,500     2,142,600
                                                                           ------------   -----------
Net increase (decrease) in cash and cash equivalents                          1,363,700      (747,400)
Cash and cash equivalents, beginning of year                                 14,092,900    16,139,600
                                                                           ------------   -----------
Cash and cash equivalents, end of year                                     $ 15,456,600   $15,392,200
                                                                           ============   ===========
Supplemental disclosure of cash flow information
   Cash paid during the year for:
          Interest                                                         $    908,300   $ 1,311,300
          Income taxes                                                          135,000            --

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

--------------------------------------------------------------------------------

                        ANALYSIS OF NET INTEREST INCOME

                                                              Three Months Ended March 31,
                                     ------------------------------------------------------------------------
                                                    2002                                 2001
                                     ------------------------------------------------------------------------
                                                              Weighted                               Weighted
                                                               Average                               Average
                                                                Rates                                Rates
                                       Average    Interest     Earned/     Average       Interest     Earned/
                                       Balance    Inc./Exp.     Paid       Balance       Inc./Exp.    Paid
                                     ----------   ---------   --------   ------------   ----------   --------
Interest earning assets:
  Time deposits                    $  5,254,900  $   58,700      4.47%   $  3,798,100   $   54,900      5.78%
  Securities                          5,179,300      79,300      6.12%      8,615,100      135,800      6.31%
  Loans                             119,472,700   2,598,100      8.70%     95,870,700    2,796,200     11.67%
  Federal funds sold                 11,976,300      52,200      1.74%     10,783,100      152,400      5.64%
                                   ------------  ----------               ------------   ----------
Total interest-earning assets       141,883,200   2,788,300      7.86%    119,067,000    3,139,300     10.55%
Non-interest-earning assets           6,136,600                             5,227,800
                                   ------------                          ------------
Total assets                        148,019,800                          $124,294,800
                                   ============                          ============

Interest bearing liabilities:
   Interest-bearing deposits          2,714,400       4,300      0.63%      2,904,600       13,700      1.89%
   Savings and money market
      deposits                       34,167,300     141,500      1.66%     34,362,700   $  370,700      4.32%
   Time deposits                     67,087,200     721,600      4.30%     55,170,600      868,100      6.29%
   FHLB advances                      5,000,000      51,500      4.12%             --           --        --
   Subordinated debentures            2,500,000      50,500      8.08%      2,500,000       50,500      8.08%
   Capital note                       1,200,000      17,900      5.97%             --           --        --
                                   ------------  ----------              ------------   ----------
Total interest-bearing liabilities  112,668,900     987,300      3.51%     94,937,900    1,303,000      5.49%
                                                 ----------                             ----------
Non-interest bearing liabilities     24,777,100                            20,334,400
                                   ------------                          ------------
  Total liabilities                 137,446,000                           115,272,300
  Shareholders' equity               10,573,800                             9,022,500
                                   ------------                          ------------
  Total liabilities and
     shareholders' equity           148,019,800                          $124,294,800
                                   ============                          ============
Net interest income                               1,801,000                             $1,836,300
                                                 ==========                             ==========
Interest rate spread                                             4.35%                                  5.06%
Net interest margin                                              5.08%                                  6.17%

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

DATE: May 24, 2002                          ALLIANCE BANCSHARES CALIFORNIA


                                            By: /s/ DANIEL L. ERICKSON
                                                --------------------------------
                                                Daniel L. Erickson
                                                Executive Vice President and
                                                Chief Financial Officer