Form 10QSB/A
period 2002-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-05-28
CIK 1140472

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

Overview

     We recorded net earnings of $207,900 ($0.05 basic and $0.04 diluted earnings per share) for the first quarter of 2002 as compared to net earnings of $420,500 ($0.09 basic and $0.08 diluted earnings per share) for the first quarter of 2001. The decrease in net earnings in 2002 was due primarily to an increase in general and administrative expenses related primarily to expansion of our operations and lower net interest margins.

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

--------------------------------------------------------------------------------

                        ANALYSIS OF NET INTEREST INCOME

                                                              Three Months Ended March 31,
                                     ------------------------------------------------------------------------
                                                    2002                                 2001
                                     ------------------------------------------------------------------------
                                                              Weighted                               Weighted
                                                               Average                               Average
                                                                Rates                                Rates
                                       Average    Interest     Earned/     Average       Interest     Earned/
                                       Balance    Inc./Exp.     Paid       Balance       Inc./Exp.    Paid
                                     ----------   ---------   --------   ------------   ----------   --------
Interest earning assets:
  Time deposits                    $  5,254,900  $   58,700      4.47%   $  3,798,100   $   54,900      5.78%
  Securities                          5,179,300      79,300      6.12%      8,615,100      135,800      6.31%
  Loans                             119,472,700   2,598,100      8.70%     95,870,700    2,796,200     11.67%
  Federal funds sold                 11,976,300      52,200      1.74%     10,783,100      152,400      5.64%
                                   ------------  ----------               ------------   ----------
Total interest-earning assets       141,883,200   2,788,300      7.86%    119,067,000    3,139,300     10.55%
Non-interest-earning assets           6,136,600                             5,227,800
                                   ------------                          ------------
Total assets                       $148,019,800                          $124,294,800
                                   ============                          ============

Interest bearing liabilities:
   Interest-bearing deposits       $  2,714,400       4,300      0.63%   $  2,904,600       13,700      1.89%
   Savings and money market
      deposits                       34,167,300     141,500      1.66%     34,362,700      370,700      4.32%
   Time deposits                     67,087,200     721,600      4.30%     55,170,600      868,100      6.29%
   FHLB advances                      5,000,000      51,500      4.12%             --           --        --
   Subordinated debentures            2,500,000      50,500      8.08%      2,500,000       50,500      8.08%
   Capital note                       1,200,000      17,900      5.97%             --           --        --
                                   ------------  ----------              ------------   ----------
Total interest-bearing liabilities  112,668,900     987,300      3.51%     94,937,900    1,303,000      5.49%
                                                 ----------                             ----------
Non-interest bearing liabilities     24,777,100                            20,334,400
                                   ------------                          ------------
  Total liabilities                 137,446,000                           115,272,300
  Shareholders' equity               10,573,800                             9,022,500
                                   ------------                          ------------
  Total liabilities and
     shareholders' equity          $148,019,800                          $124,294,800
                                   ============                          ============
Net interest income                              $1,801,000                             $1,836,300
                                                 ==========                             ==========
Interest rate spread                                             4.35%                                  5.06%
Net interest margin                                              5.08%                                  6.17%

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

-------------------------------------------------------------------------------------------------

                                   TIME DEPOSITS AND INVESTMENT SECURITIES

                                                At March 31, 2002         At December 31, 2001
                                          --------------------------   --------------------------
                                                          Weighted                    Weighted
                                          Book Value   Average Yield   Book Value   Average Yield
                                          ----------   -------------   ----------   -------------
Time deposits maturing:
   One year or less                       $2,772,200        3.89%      $4,334,700        4.61%
   After one year                          2,061,600        4.93%       1,089,000        6.67%
                                          ----------                   ----------
Total time deposits                       $4,833,800                   $5,423,700
                                          ==========                   ==========

Investment securities maturing:
   One year or less                       $1,000,000        6.26%      $2,996,300        6.45%
   After one year but within five years    3,021,000        5.03%       2,986,400        5.81%
   After five years                        1,250,000        5.34%         250,000        6.82%
                                          ----------                   ----------
Total investment securities               $5,271,000                   $6,232,700
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

     At March 31, 2002, approximately 63% of our loans outstanding were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

     At March 31, 2002, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $21.5 million, representing 16.2% of our loan portfolio, and additional commitments for these projects in the amount of $20.7 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

DATE: May 28, 2002                          ALLIANCE BANCSHARES CALIFORNIA


                                            By: /s/ DANIEL L. ERICKSON
                                                --------------------------------
                                                Daniel L. Erickson
                                                Executive Vice President and
                                                Chief Financial Officer