Form 10QSB
period 2002-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-08-14
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-33455

ALLIANCE BANCSHARES CALIFORNIA
(Exact name of Registrant as specified in its charter)

California	91-2124567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Corporate Pointe Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 410-9281
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,538,679 shares of Common Stock as of July 31, 2002

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB
FOR
THE QUARTER ENDED JUNE 30, 2002

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Financial Condition June 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations Three and six months ended June 30, 2002 and 2001	4

		Consolidated Statements of Cash Flows Six months ended June 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	24

Signatures			S-1

Exhibit Index

PART I.

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and due from banks	$4,842,400	$4,672,900
Federal funds sold	14,205,000	9,420,000

Total cash and cash equivalents	19,047,400	14,092,900
Time deposits with other financial institutions	3,379,600	5,423,700
Securities held to maturity	15,023,300	5,982,700
Loans, net of the allowance for loan losses of $1,681,300 at June 30, 2002 and $2,426,500 at December 31, 2001	135,404,500	112,158,300
Equipment and leasehold improvements, net	649,200	499,300
Accrued interest receivable and other assets	2,699,500	2,329,500

Total assets	$176,203,500	$140,486,400

Liabilities and Shareholders’ Equity
Deposits:
Demand	$27,732,900	$28,593,100
Savings and money market	32,823,100	33,485,200
Time	92,700,200	58,606,500

Total deposits	153,256,200	120,684,800

Accrued interest payable and other liabilities	1,113,000	850,500
FHLB advances	5,000,000	5,000,000
Subordinated debentures	2,500,000	2,500,000
Capital note	3,000,000	1,000,000

Total liabilities	164,869,200	130,035,300

Commitments and contingencies	-—	-—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized—20,000,000 shares
Outstanding—none	-—	-—
Common stock, no par value:
Authorized—20,000,000 shares
Outstanding—4,538,679 shares at June 30, 2002; 4,505,079 shares at December 31, 2001	3,480,300	3,439,100
Undivided profits	7,854,000	7,012,000

Total shareholders’ equity	11,334,300	10,451,100

Total liabilities and shareholders’ equity	$176,203,500	$140,486,400

The accompanying notes are an integral part of these statements.

PART I. ITEM 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$3,104,800	$2,845,300	$5,702,900	$5,641,500
Interest on time deposits with other financial institutions	43,400	71,600	102,100	126,500
Interest on securities held to maturity	114,400	126,200	193,700	262,000
Interest on federal funds sold	66,000	97,000	118,200	249,400

Total interest income	3,328,600	3,140,100	6,116,900	6,279,400

Interest expense:
Interest on deposits	978,200	1,251,400	1,845,700	2,503,900
Interest on FHLB advances	52,100	—	103,600	—
Interest on subordinated optional convertible debentures	51,100	51,000	101,500	101,500
Interest on capital note	31,400	—	49,300	—

Total interest expense	1,112,800	1,302,400	2,100,100	2,605,400

Net interest income before provision for loan losses	2,215,800	1,837,700	4,016,800	3,674,000
Provision for loan losses	150,000	75,000	250,000	150,000

Net interest income	2,065,800	1,762,700	3,766,800	3,524,000
Non-interest income	717,700	333,500	1,056,900	609,900
Non-interest expenses:
Salaries and related benefits	897,300	729,300	1,759,600	1,456,800
Occupancy and equipment expenses	199,500	183,300	402,200	361,200
Other operating expenses	647,900	552,800	1,234,900	1,033,600

Total non-interest expense	1,744,700	1,465,400	3,396,700	2,851,600

Earnings before income tax expense	1,038,800	630,800	1,427,000	1,282,300
Income tax expense	404,700	295,300	585,000	526,300

Net earnings	$634,100	$335,500	$842,000	$756,000

Earnings per common share:
Basic earnings per share	$0.14	$0.07	$0.19	$0.17
Diluted earnings per share	$0.11	$0.06	$0.15	$0.14

The accompanying notes are an integral part of these statements.

PART I. ITEM 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$842,000	$756,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization (accretion) of discounts and premiums on securities held to maturity	500	(17,900)
Depreciation and amortization	111,200	93,100
Provision for loan losses	250,000	150,000
(Increase) decrease in accrued interest receivable and other assets	(370,000)	27,000
Increase (decrease) in accrued interest payable and other liabilities	262,500	1,800

Net cash provided by operating activities	1,096,200	1,010,000

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	2,044,100	(1,916,000)
Loans	(23,496,200)	(10,352,100)
Purchase of equipment and leasehold improvements	(261,100)	(87,300)
Purchase of securities held to maturity	(12,041,100)	(46,800)
Proceeds from maturities of securities held to maturity	3,000,000	1,995,700

Net cash used by investing activities	(30,754,300)	(10,406,500)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(860,200)	1,684,100
Savings and money market deposits	(662,100)	8,636,200
Time deposits	34,093,700	4,159,600
Proceeds from stock options exercised	41,200	1,500
Proceeds from issuance of capital note	2,000,000	—

Net cash provided by financing activities	34,612,600	14,481,400

Net increase in cash and cash equivalents	4,954,500	5,084,900
Cash and cash equivalents, beginning of year	14,092,900	16,139,600

Cash and cash equivalents, end of year	$19,047,400	$21,224,500

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,940,700	$2,638,400
Income taxes	330,000	533,400

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.  Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2002.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, a wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

On November 30, 2001, the Company acquired the Bank by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank’s shareholders became shareholders of the Company, owning the same number and percentage of Company shares as they had owned in the Bank. Prior to the acquisition, the Company only had nominal assets and had not conducted any business.

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

Reclassifications

Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

Income Per Share

Basic income per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter and six months ended June 30, 2002 were 4,535,866 and 4,521,050, respectively, and for the quarter and six months ended June 30, 2001 were 4,505,079 and 4,504,681, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and six months ended June 30, 2002 were 5,997,885 and 5,948,150, respectively, and for the quarter and six months ended June 30, 2001 were 5,996,381 and 5,988,453, respectively.

Basic and diluted earnings per share for the quarter ended June 30, 2002 and 2001 are computed as follows:

2002	Net Earnings	Shares	Per Share Amt
Net Earnings	$634,100

Basic earnings per share:
Net earnings available to common shareholders	$634,100	4,535,866	$0.14
Effect of conversion of subordinated debentures	28,300	1,250,000
Effect of conversion of options and warrants		212,019

Diluted earnings per share:
Net earnings available to common shareholders	$662,400	5,997,885	$0.11

2001	Net Earnings	Shares	Per Share Amt
Net Earnings	$335,500

Basic earnings per share:
Net earnings available to common shareholders	$335,500	4,505,079	$0.07
Effect of conversion of subordinated debentures	28,300	1,250,000
Effect of conversion of options and warrants		241,302

Diluted earnings per share:
Net earnings available to common shareholders	$363,800	5,996,381	$0.06

Basic and diluted earnings per share for the six months ended June 30, 2002 and 2001 are computed as follows:

2002	Net Earnings	Shares	Per Share Amt
Net Earnings	$842,000

Basic earnings per share:
Net earnings available to common shareholders	$842,000	4,521,050	$0.19
Effect of conversion of subordinated debentures	57,500	1,250,000
Effect of conversion of options and warrants		177,100

Diluted earnings per share:
Net earnings available to common shareholders	$899,500	5,948,150	$0.15

2001	Net Earnings	Shares	Per Share Amt
Net Earnings	$756,000

Basic earnings per share:
Net earnings available to common shareholders	$756,000	4,504,681	$0.17
Effect of conversion of subordinated debentures	57,500	1,250,000
Effect of conversion of options and warrants		233,772

Diluted earnings per share:
Net earnings available to common shareholders	$813,500	5,988,453	$0.14

Recent Accounting Pronouncements

SFAS 143

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003, and does not expect the adoption of the statement to have a material effect on the financial statements.

2.  Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:	Contractual or notional amount
Commitments to extend credit	$45,401,000
Standby letters of credit and financial guarantees written	452,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit will mature at various dates through 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

The Company is subject to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to these matters.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources. Substantially all of our operations are conducted by the Bank and the Bank accounts for substantially all of our revenues and expenses. This information should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, contained elsewhere in this Report.

References in this Form 10-QSB to the “Company,” “we” or “us” refer to Alliance California Bancshares (“Bancshares”) and its consolidated subsidiaries, including Alliance Bank (“Bank”).

Forward-Looking Information

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption “Factors Which May Affect Future Operating Results.” There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

Overview

We recorded net earnings of $634,100 ($0.14 basic and $0.11 diluted earnings per share) for the second quarter of 2002 as compared to net earnings of $335,500 ($0.07 basic and $0.06 diluted earnings per share) for the second quarter of 2001. For the six months ended June 30, 2002, we generated net earnings of $842,000 ($0.19 basis and $0.15 diluted earnings per share) as compared to net earnings of $756,000 ($0.17 basic and $0.14 diluted earnings per share) for the same period of 2001. The improvements in net earnings in 2002 were due primarily to an increase in the net gains on the sales of loans.

We continued to grow during the year, with assets increasing from $140.5 million at December 31, 2001 to $176.2 million at June 30, 2002. Net loans continue to constitute the largest portion (approximately 81%) of our interest earning assets, and grew from $112.2 million at December 31, 2001 to $135.4 million at June 30, 2002. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Our growth was funded principally by time deposits obtained primarily through our money desk.

Set forth below are certain key financial performance ratios for the periods indicated:

	Six months ended June 30,
	2002	2001
Return on average assets (1)	1.04%	1.17%
Return on average shareholders’ equity (1)	15.67%	16.07%
Net yield on average interest earning assets	5.16%	6.10%
Earnings per common share:
Basic earnings per share	$0.19	$0.17
Diluted earnings per share	$0.15	$0.14

(1)	Annualized

RESULTS OF OPERATIONS – Three and Six Months Ended June 30, 2002 and 2001

Net Interest Income

We recorded interest income of $3,328,600 and $6,116,900, respectively, for the quarter and six months ended June 30, 2002 as compared to $3,140,100 and $6,279,400, respectively, for the quarter and six months ended June 30, 2001. Interest expense totaled $1,112,800 and $2,100,100, respectively, for the quarter and six months ended June 30, 2002 as compared to $1,302,400 and $2,605,400, respectively, for the quarter and six months ended June 30, 2001. These decreases were due to declines in the weighted average yield earned and rates paid on these assets and liabilities, as the average amounts of interest earning assets and interest bearing liabilities increased from 2001 to 2002. The decrease in weighted average yield and rates was due to declining market interest rates.

Net interest income before provision for loan losses increased to $2,215,800 and $4,016,800 for the quarter and six months ended June 30, 2002, respectively, from $1,837,700 and $3,674,000 for the quarter and six months ended June 30, 2001, respectively. This was due primarily to an increase in average interest earning assets from $128,637,000 and $123,852,000 for the quarter and six months ended 2001 to $169,320,000 and $155,602,300 for the quarter and six months ended 2002, respectively. However, net interest income was also impacted by a decrease in the net yield on interest earning assets, or net interest margin, from 5.71% and 6.10% for the quarter and six months ended June 30, 2001, respectively, to 5.23% and 5.16% for the quarter and six months ended June 30, 2002, respectively. This decrease reflected declining market interest rates initiated by the FRB, resulting in the weighted average prime rate decreasing from 8.63% and 7.98% for the quarter and six months ended June 30, 2001, respectively, to 4.75% for the quarter and six months ended June 30, 2002. Because loans represented in excess of 80% of our interest earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate, the weighted average yield on our interest earning assets decreased 1.90% and 2.36%, respectively, from 9.76% and 10.14% for the quarter and six months ended June 30, 2001, respectively, to 7.86% and 7.78% for the quarter and six months ended June 30, 2002, respectively. By comparison, the weighted average rate paid on our interest bearing liabilities decreased only 1.86% for the quarter and six months ended June 30, 2001, as our time deposits, which have terms ranging from one day to six years, adjust rates only upon maturity.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended June 30,
	2002			2001
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earnings assets:
Federal funds sold	$16,554,000	$66,000	1.60%	$9,119,400	$97,000	4.26%
Time deposits	3,821,000	43,400	4.54%	4,634,900	71,600	6.18%
Securities	10,492,000	114,400	4.36%	8,090,300	126,200	6.24%
Loans	138,453,000	3,104,800	8.97%	106,792,400	2,845,300	10.66%

Total interest-earnings assets	169,320,000	3,328,600	7.86%	128,637,000	3,140,100	9.76%
Non-interest-earning assets	5,350,000			4,819,000

Total assets	$174,670,000			$133,456,000

Interest bearing liabilities:
Interest-bearing demand deposits	$2,800,000	3,300	0.47%	$2,520,200	9,600	1.52%
Savings and money market deposits	33,401,000	147,700	1.77%	39,584,600	361,400	3.65%
Time deposits	94,705,000	827,200	3.49%	58,988,900	880,400	5.97%
FHLB advances	5,000,000	52,100	4.17%	—	—	—
Subordinated debentures	2,500,000	51,100	8.18%	2,500,000	51,000	8.16%
Capital note	2,111,000	31,400	5.95%	—	—	—

Total interest-bearing liabilities	140,517,000	1,112,800	3.17%	103,593,700	1,302,400	5.03%

Non-interest bearing liabilities	23,154,700			20,233,300

Total liabilities	163,671,700			123,827,000
Shareholders’ equity	10,998,300			9,629,000

Total liabilities and shareholders’ equity	$174,670,000			$133,456,000

Net Interest income		$2,215,800			$1,837,700

Interest rate spread			4.69%			4.73%
Net interest margin			5.23%			5.71%

ANALYSIS OF NET INTEREST INCOME

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid
Interest earning assets:
Federal funds sold	$14,265,400	$118,200	1.64%	$9,951,300	$249,400	5.01%
Time Deposits	4,538,100	102,100	4.45%	4,216,500	126,500	6.00%
Securities	7,835,800	193,700	4.89%	8,352,700	262,000	6.27%
Loans	128,963,000	5,702,900	8.84%	101,331,500	5,641,500	11.13%

Total interest-earning assets	155,602,300	6,116,900	7.78%	123,852,000	6,279,400	10.14%
Non-interest-earning assets	5,742,500			5,446,500

Total assets	$161,344,800			$129,298,500

Interest bearing liabilities:
Interest-bearing demand deposits	$2,757,400	6,600	0.48%	$2,712,400	23,300	1.72%
Savings and money market deposits	37,967,800	356,900	1.88%	36,973,600	732,100	3.96%
Time deposits	73,889,900	1,482,200	4.01%	57,091,300	1,748,500	6.13%
FHLB advances	5,000,000	103,600	4.14%	—	—	—
Subordinated debentures	2,500,000	101,500	8.12%	2,500,000	101,500	8.12%
Capital note	1,657,500	49,300	5.95%	—	—	—

Total interest-bearing liabilities	123,772,600	2,100,100	3.39%	99,277,300	2,605,400	5.25%

Non-interest bearing liabilities	26,828,700			20,613,300

Total liabilities	150,601,300			119,890,600
Shareholders’ equity	10,743,500			9,407,900

Total liabilities and shareholders’ equity	$161,344,800			$129,298,500

Net interest income		$4,016,800			$3,674,00

Interest rate spread			4.39%			4.89%
Net interest margin			5.16%			5.90%

As described below under the section “Asset Liability Management,” our balance sheet was in a positive gap position at June 30, 2002. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall.

Provision for Loan Losses

We charged $150,000 and $250,000 to the allowance for loan and lease losses (“ALLL”) for the quarter and six months ended June 30, 2002, respectively, as compared to $75,000 and $150,000 for the quarter and six months ended June 30, 2001, respectively. These provisions were based on our policies and procedures established for the ALLL. See “Changes in the Allowance for Loan Losses” below.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALLL.

Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may require increases in the ALLL through changes to the provision for loan losses.

Non-Interest Income

Non-interest income includes primarily service charges on deposit accounts and net gains on sales of loans. Non-interest income increased 115.2% and 73.3% from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, respectively, primarily due to an increase in net gains on sales of loans (primarily the guaranteed portion of SBA loans) of $437,600 and $410,500, respectively. Our ability to generate gains on sales of loans depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates. Accordingly, gains and losses from sales of loans may fluctuate significantly from period to period, and results in any period relating to loan sales are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

Salary and related expenses increased by 23.0% and 20.8% from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, respectively, due primarily to an increase in the number of employees, particularly in the lending departments. At June 30, 2002, we employed 43 full time employees, compared with 37 employees at June 30, 2001.

Occupancy and equipment expenses increased by 8.8% and 11.4% from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, respectively, due to increased rent expense and the depreciation cost of computer equipment. Rent expense increased further in August 2002 by $12,100 and is scheduled to increase again in December 2002 by $4,600 (or the date we take possession, whichever is later) from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California.

Other operating expenses increased 17.2% and 19.5% from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, respectively, due in part to increases in advertising and marketing expenses, legal costs, and data processing fees. Additional advertising and marketing expenses were incurred for customer appreciation functions and marketing brochures. The increase in legal costs is related to the increase in loan charge-offs as discussed below in the section “Changes in the Allowance for Loan Losses” below. In general, data processing fees can be expected to increase as we grow because they are largely transaction driven.

FINANCIAL CONDITION

Regulatory Capital

At June 30, 2002, Bancshares and Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $11.3 million and $14.3 million, respectively. Our regulatory capital increased during the second quarter of 2002 as a result of net earnings and, in the case of the Bank, from a $2.0 million capital contribution by Bancshares using the proceeds from its credit facility. At June 30, 2002, Bancshares and the Bank were each “well capitalized” as defined under applicable regulations. The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
At June 30, 2002
(dollars in thousands)

	Actual		To Be Adequately Capitalized			To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$15,516	10.7%	$11,603	≥	8.0%	$14,504	≥	10.0%
Tier 1 Capital (to risk-weighted assets)	$11,334	7.8%	$5,802	≥	4.0%	$8,702		≥6.0%
Tier 1 Capital (to average assets)	$11,334	7.2%	$6,296	≥	4.0%	$7,870		≥5.0%
Bank
Total Capital (to risk-weighted assets)	$18,442	12.7%	$11,603	≥	8.0%	$14,504	≥	10.0%
Tier 1 Capital (to risk-weighted assets)	$14,261	9.8%	$5,802	≥	4.0%	$8,702		≥6.0%
Tier 1 Capital (to average assets)	$14,261	9.1%	$6,296	≥	4.0%	$7,870		≥5.0%

Liquidity

Our objective in managing our liquidity is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis. We manage this objective through the selection of asset and liability maturity mixes. Our liquidity position is enhanced by our ability to raise additional funds as needed through available borrowings or accessing deposits nationwide through our money desk.

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 94% and 98% of our funding as a percentage of average total assets during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of June 30, 2002, we had $5,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During the six months ended June 30, 2002, we had an average balance of $14.3 million in overnight funds sold representing 8.8% of total average assets.

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at June 30, 2002:

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total
Assets
Federal funds sold	$14,205,000	$—	$—	$—	$—	$14,205,000
Time deposits with other financial institutions	537,300	671,000	2,171,300	—	—	3,379,600
Securities held to maturity	1,000,000	—	14,023,300	—	—	15,023,300
Loans, gross	74,884,800	27,657,000	24,564,000	9,980,000	—	137,085,800
Non-interest earning assets	—	—	—	—	6,509,800	6,509,800

Total assets	$90,627,100	$28,328,000	$40,758,600	$9,980,000	$6,509,800	$176,203,500

Liabilities and Shareholders’ Equity:
Demand deposits	$—	$—	$—	$—	$25,097,600	$25,097,600
Savings and money market accounts	35,458,400	—	—	—	—	35,458,400
Time deposits	24,255,200	45,666,000	22,779,000	—	—	92,700,200
FHLB advances	—	—	5,000,000	—	—	5,000,000
Subordinated optional convertible debentures	—	—	2,500,000	—	—	2,500,000
Capital note	—	—	1,417,000	1,583,000	—	3,000,000
Accrued interest payable and other liabilities	—	—	—	—	1,113,000	1,113,000
Shareholders’ equity	—	—	—	—	11,334,300	11,334,300

Total liabilities and shareholders’ equity	$59,713,600	$45,666,000	$31,696,000	$1,583,000	$37,544,900	$176,203,500

Interest rate sensitivity gap	$30,913,500	$(17,338,000)	$9,062,600	$8,397,000	$(31,035,100)	$—

Cumulative interest rate sensitivity gap	$30,913,500	$13,575,500	$22,638,100	$31,035,100	$—	$—

Cumulative % of rate sensitive assets in maturity period	51.4%	67.5%	90.6%	96.3%	100.00%

Rate sensitive assets to rate sensitive liabilities	1.5	0.6	1.3	6.3	0.2

Cumulative ratio	1.5	1.1	1.2	1.2	1.0

        At June 30, 2002, our rate sensitive balance sheet was in a positive gap position. This implies that our net interest margin would increase in the short-term if interest rates were to rise and would decline in the short-term if interest rates were to fall. Our net interest margin was lower during the six months ended June 30, 2002 than in the same period of 2001 due to a decline in prevailing market rates of interest that had a greater effect on our assets than our liabilities. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits and investment securities at the dates indicated.

TIME DEPOSITS AND INVESTMENT SECURITIES

	At June 30, 2002		At December 31, 2001
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
One year or less	$1,208,300	3.46%	$4,334,700	4.61%
After one year but within five years	2,171,300	5.29%	1,089,000	6.67%

Total time deposits	$3,379,600		$5,423,700

Investment securities maturing:
One year or less	$1,000,000	6.26%	$2,996,300	6.45%
After one year but within five years	14,023,300	5.23%	2,986,400	5.81%

Total investment securities	$15,023,300		$5,982,700

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2002, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

Loans

Our present lending strategy is to attract small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our primary lending area includes all six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura.

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	At June 30, 002		At December 31, 2001
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$44,052,000	32.1%	$35,793,600	31.1%
Construction loans	36,100,000	26.3	33,386,200	29.0
Real estate loans	51,270,400	37.3	38,597,600	33.6
Other loans	5,989,000	4.3	7,232,000	6.3

	137,411,400	100.0%	115,009,400	100.0%

Less–Deferred loan fees	(325,600)		(424,600)
Less–Allowance for loan losses	(1,681,300)		(2,426,500)

Net loans	$135,404,500		$112,158,300

Our strategy has been to reduce our level of construction loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. Loan growth has occurred in our commercial and industrial loan portfolio, which has generated greater diversification, and in real estate loans.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”). Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	June 30, 2002	December 31, 2001
Non-accrual loans	1,098,000	$848,000
Accruing loans past due 90 days or more	—	55,700
Troubled debt restructurings	—	—
Other real estate owned	—	—

Total	$1,098,000	$903,700

Non-accrual loans at June 30, 2002 increased to $1,098,000 from $848,000 at December 31, 2001. The largest nonaccrual loan consists of an $848,000 real estate construction loan for twenty-eight condominium units in Carson, California. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $54,900 for the six months ended June 30, 2002. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the six month periods ended June 30, 2002 and 2001.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At June 30, 2002 and December 31, 2001, we had classified $1,412,100 and $899,000, respectively, of our loans as impaired for which specific reserves of $287,000 and none, respectively, were provided. In the six months ended June 30, 2002, we collected $27,300 on impaired loans. The majority of the impaired loan balance is concentrated in the $848,000 aforementioned condominium loan in Carson, California. The borrower filed for bankruptcy on August 5, 2002. We have reserved $280,000 for this project which represents our best estimate of probable loss considering current market conditions.

Subsequent to June 30, 2002, we collected a $250,000 principal payment on a loan included above in impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCE FOR LOAN LOSSES

	Six Months Ended June 30,
	2002	2001
Balance at begining of period	$2,426,500	$2,023,400

Charge-offs	(1,022,400)	—
Recoveries	27,200	12,200

Net charge-offs	(995,200)	12,200

Additional provisions	250,000	150,000

Balance at end of period	$1,681,300	$2,185,600

Charge-offs in the second quarter of 2002 included $841,000 related to a business which failed during the quarter.

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2002, we had undisbursed loan commitments of $45.4 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2002, we had outstanding standby letters of credit with a potential $0.5 million of obligations. These standby letters of credit will mature in 2003.

Deposits

Total deposits increased from $120.7 million at December 31, 2001 to $153.3 million at June 30, 2002. This increase was primarily due to a $34.1 million increase in time deposits primarily generated by our money desk, which we used to fund the growth in our loan portfolio.

We telephonically solicit deposits through a money desk, which attracts primarily time deposits nationwide. These deposits typically are placed with institutional investors and bear interest at the high end of national rates for time deposits with comparable maturities. We sometimes deal with a broker or other intermediary which places the deposits with a number of institutions. We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur. As of June 30, 2002, money desk deposits were $75.5 million representing 49% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

Under Federal Deposit Insurance Corporation rules, banks that are not well capitalized may not be able to accept deposit funds obtained directly or indirectly by or through any deposit broker without a waiver. The failure of the Bank to remain “well capitalized” could result in it not being able to accept deposits through deposit brokers, which might have a material adverse affect on us. At June 30, 2002, approximately 23% of our money desk deposits (approximately $36 million) were from deposit brokers.

Borrowed Funds

Borrowed funds increased $2,000,000 during the six months ended June 30, 2002 due to additional advances obtained by Bancshares under its $3,000,000 credit facility through Pacific Coast Bankers’ Bank. This facility bears interest at a rate of prime plus 1% (5.75% at June 30, 2002). As of June 30, 2002, $3,000,000 was outstanding under this credit facility. Bancshares has contributed advances under this credit facility to the Bank as Tier 1 Capital.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

We face risk from changes in interest rates.

The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest earning assets and interest bearing liabilities. This may be due to the different maturities of our interest earning assets and interest bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

•	Our ability to originate loans;

•	The ability of our borrowers to make payments on their loans;

•	The value of our interest earning assets and our ability to realize gains from the sale of these assets;

•	The average life of our interest earning assets;

•	Our ability to generate deposits instead of other available funding alternatives; and

•	Our ability to access the wholesale funding market.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We face risk from possible declines in the quality of our assets.

Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets rises, our results of operations and financial condition will be affected. A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Our allowances for loan losses may be inadequate.

We establish allowances for loan losses against each segment of our loan portfolio. At June 30, 2002, our allowance for loan losses equaled 1.2% of loans. Although we believed that we had established adequate allowances for loan losses as of June 30, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

Deposits obtained through deposit brokers or a money desk are typically more interest rate-sensitive than branch deposits. Accordingly, they typically are higher cost and less stable to the insured institution than deposits through branches.

We attract deposits telephonically nationwide through a money desk. As of June 30, 2002, money desk deposits were $75.5 million representing 49% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

Under the Federal Deposit Insurance Act, banks that are not well-capitalized may not accept deposit funds obtained directly or indirectly by or through any deposit broker. The failure of the Bank to remain “well capitalized” would prevent us from accepting deposits from deposit brokers without a waiver from the FDIC, which might have a material adverse affect on the Bank and its financial condition. At June 30, 2002, approximately 23% of our money desk deposits (approximately $36 million) were from deposit brokers.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally, Southern California) as well as regional and national economic conditions. During the past year, economic conditions in Southern California have deteriorated. Should the economic condition in these areas further deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

At June 30, 2002, approximately 64% of our loans outstanding were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At June 30, 2002, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $19.7 million, representing 14.3% of our loan portfolio, and additional commitments for these projects in the amount of $28.0 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

PART II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2002, Bancshares issued to a former officer 20,000 shares of Common Stock for $1.00 per share and 12,000 shares for $1.50 per share upon exercise of options under the Bancshares 1996 Combined Incentive and Non-Qualified Stock Option Plan. No underwriters or brokers were involved in the transaction. Bancshares issued these shares without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act as a transaction not involving a public offering.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 31, 2002. In addition to the election of Directors to serve for a term of one year ending at the next Annual Meeting of Shareholders to be held in 2003, set forth below are the matters voted on by Shareholders at the Annual Meeting and the results of the voting.

(1)  Election of Directors.    Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee Director	For	Withheld
Michael L. Abrams	3,801,681	1,700
David B. Blenko	3,801,681	1,700
Robert H. Bothner	3,801,081	2,300
Lyn S. Caron	3,801,586	1,795
Willie D. Davis	3,800,986	2,395
Curtis S. Reis	3,800,913	2,468
D. Gregory Scott	3,801,681	1,700
Robert H. Thompson	3,801,081	2,300

(2)  Approval of Indemnification Agreement.    The Shareholders approved a form of indemnification agreement to be entered into by and between the Company and all present and future directors and, at the discretion of the Board of Directors, certain present and future officers as follows:

Votes Cast		Shares Abstaining
For	Against
3,742,168	50,663	10,550

(3)  Ratification of Independent Public Accountants.    The Shareholders ratified the Board of Directors selection of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2002 by the following vote:

Votes Cast		Shares Abstaining
For	Against
3,795,120	1,811	6,450

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

99.1 Certification of Chief Executive Officer
99.2 Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2002	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON
Daniel L. Erickson
Executive Vice President and
Chief Financial Officer

S-1