Form 10QSB
period 2002-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2002-11-14
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

4,538,679 shares of Common Stock as of October 31, 2002

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB
FOR
THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Cash and due from banks	$4,306,400	$4,672,900
Federal funds sold	15,350,000	9,420,000

Total cash and cash equivalents	19,656,400	14,092,900
Time deposits with other financial institutions	3,503,800	5,423,700
Securities held to maturity	15,491,500	5,982,700
Loans, net of the allowance for loan losses of $1,952,400 at September 30, 2002 and $2,426,500 at December 31, 2001	142,134,000	112,158,300
Equipment and leasehold improvements, net	885,700	499,300
Accrued interest receivable and other assets	3,153,900	2,329,500

Total assets	$184,825,300	$140,486,400

Liabilities and Shareholders’ Equity
Deposits:
Demand	$28,727,600	$28,593,100
Savings and money market	41,273,000	33,485,200
Time	84,068,500	58,606,500

Total deposits	154,069,100	120,684,800

Accrued interest payable and other liabilities	1,487,800	850,500
FHLB advances	12,000,000	5,000,000
Subordinated debentures	2,500,000	2,500,000
Capital note	3,000,000	1,000,000

Total liabilities	173,056,900	130,035,300

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
Outstanding – none	—	—
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 4,538,679 shares at September 30, 2002; 4,505,079 shares at December 31, 2001	3,480,300	3,439,100
Undivided profits	8,288,100	7,012,000

Total shareholders’ equity	11,768,400	10,451,100

Total liabilities and shareholders’ equity	$184,825,300	$140,486,400

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$3,214,700	$2,707,300	$8,917,600	$8,348,800
Interest on time deposits with other financial institutions	29,900	65,600	132,000	192,100
Interest on securities held to maturity	189,000	112,900	382,700	374,900
Interest on federal funds sold	65,500	122,300	183,700	371,700

Total interest income	3,499,100	3,008,100	9,616,000	9,287,500

Interest expense:
Interest on deposits	980,800	1,179,600	2,826,500	3,683,500
Interest on FHLB advances	92,200	—	195,800	—
Interest on subordinated debentures	51,600	51,600	153,100	153,100
Interest on capital note	44,800	—	94,100	—

Total interest expense	1,169,400	1,231,200	3,269,500	3,836,600

Net interest income before provision for loan losses	2,329,700	1,776,900	6,346,500	5,450,900
Provision for loan losses	225,000	100,000	475,000	250,000

Net interest income	2,104,700	1,676,900	5,871,600	5,200,900
Non-interest income	584,800	239,500	1,641,700	849,400
Non-interest expenses:
Salaries and related benefits	971,200	720,600	2,730,800	2,177,400
Occupancy and equipment expenses	244,600	200,300	646,800	561,500
Other operating expenses	719,900	468,700	1,954,800	1,502,300

Total non-interest expense	1,935,700	1,389,600	5,332,400	4,241,200

Earnings before income tax expense	753,800	526,800	2,180,800	1,809,000
Income tax expense	319,700	244,300	904,700	770,500

Net earnings	$434,100	$282,500	$1,276,100	$1,038,500

Earnings per common share:
Basic earnings per share	$0.10	$0.06	$0.28	$0.23
Diluted earnings per share	$0.08	$0.05	$0.23	$0.19

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$1,276,100	$1,038,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization (accretion) of discounts and premiums on securities held to maturity	3,000	(27,200)
Depreciation and amortization	191,400	143,600
Provision for loan losses	475,000	250,000
Increase in accrued interest receivable and other assets	(824,400)	(115,800)
Increase in accrued interest payable and other liabilities	637,300	114,700

Net cash provided by operating activities	1,758,400	1,403,800

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	1,919,900	(1,759,100)
Loans	(30,450,700)	(10,929,900)
Purchase of equipment and leasehold improvements	(577,800)	(123,100)
Purchase of securities held to maturity	(15,511,800)	(2,000,000)
Proceeds from maturities of securities held to maturity	6,000,000	3,995,900

Net cash used by investing activities	(38,620,400)	(10,816,200)

Cash Flows from Financing Activities:
Net increase in:
Demand deposits	134,500	1,817,200
Savings and money market deposits	7,787,800	11,974,800
Time deposits	25,462,000	7,206,900
Proceeds from stock options exercised	41,200	1,500
FHLB advances	7,000,000	—
Proceeds from issuance of capital note	2,000,000	—

Net cash provided by financing activities	42,425,500	21,000,400

Net increase in cash and cash equivalents	5,563,500	11,588,000
Cash and cash equivalents, beginning of year	14,092,900	16,139,600

Cash and cash equivalents, end of year	$19,656,400	$27,727,600

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,995,800	$3,816,500
Income taxes	485,600	675,700

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.   Nature of Business and Significant Accounting Policies

          Organization

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles.  However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

          The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2002.

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

          On November 30, 2001, Bancshares acquired the Bank by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank’s shareholders became shareholders of the Company, owning the same number and percentage of Company shares as they had owned in the Bank.  Prior to the acquisition, the Company only had nominal assets and had not conducted any business.

          Use of Estimate

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

          Income Per Share

          Basic income per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period.  The weighted average numbers of shares used in the basic earnings per share computations for the quarter and nine months ended September 30, 2002 were 4,538,678 and 4,526,991, respectively, and for the quarter and nine months ended September 30, 2001 were 4,505,079 and 4,504,815, respectively.  The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and nine months ended September 30, 2002 were 5,961,263 and 5,948,907, respectively, and for the quarter and nine months ended September 30, 2001 were 5,971,412 and 5,970,836, respectively.

          Basic and diluted earnings per share for the quarter ended September 30, 2002 and 2001 are computed as follows:

2002	Net Earnings	Shares	Per Share Amt

Net Earnings	$434,100

Basic earnings per share:
Net earnings available to common shareholders	$434,100	4,538,678	$0.10
Effect of conversion of subordinated debentures	29,300	1,250,000
Effect of conversion of options and warrants		172,585
Diluted earnings per share:

Net earnings available to common shareholders	$463,400	5,961,263	$0.08

2001	Net Earnings	Shares	Per Share Amt

Net Earnings	$282,496

Basic earnings per share:
Net earnings available to common shareholders	$282,500	4,505,079	$0.06
Effect of conversion of subordinated debentures	29,900	1,250,000
Effect of conversion of options and warrants		216,333
Diluted earnings per share:

Net earnings available to common shareholders	$312,400	5,971,412	$0.05

          Basic and diluted earnings per share for the nine months ended September 30, 2002 and 2001 are computed as follows:

2002	Net Earnings	Shares	Per Share Amt

Net Earnings	$1,276,100

Basic earnings per share:
Net earnings available to common shareholders	$1,276,100	4,526,991	$0.28
Effect of conversion of subordinated debentures	86,800	1,250,000
Effect of conversion of options and warrants		171,916
Diluted earnings per share:

Net earnings available to common shareholders	$1,362,900	5,948,907	$0.23

2001	Net Earnings	Shares	Per Share Amt

Net Earnings	$1,038,500

Basic earnings per share:
Net earnings available to common shareholders	$1,038,500	4,504,815	$0.23
Effect of conversion of subordinated debentures	88,800	1,250,000
Effect of conversion of options and warrants		216,021
Diluted earnings per share:

Net earnings available to common shareholders	$1,127,300	5,970,836	$0.19

2.   Securities Held to Maturity

          The amortized cost and estimated fair values of securities held to maturity at September 30, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government and agencies	$12,020,900	$285,500	$—	$12,306,400
Collateralized mortgage obligations	3,470,600	2,200	—	3,472,800

	$15,491,500	$287,700	$—	$15,779,200

          The amortized cost and estimated fair values of securities held to maturity at December 31, 2001 are as follows:

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government and agencies	$5,982,700	$118,200	$—	$6,100,900

3.   Allowance for Loan Losses

          The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,

	2002	2001

Balance at beginning of period	$2,426,500	$2,023,400
Charge-offs	(1,022,400)	—
Recoveries	73,300	20,300

Net charge-offs	(949,100)	20,300
Additional provisions	475,000	250,000

Balance at end of period	$1,952,400	$2,293,700

          Charge-offs included $841,000 related to a business which failed during the second quarter of 2002.

4.   Subsequent Event

          In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,000,000 of trust preferred securities. These securities mature in 30 years, are redeemable at our option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.27%, which will reset quarterly at the three month LIBOR rate plus 3.45%.  The securities also qualify as Tier 1 capital for regulatory purposes which will enable us to support further growth.  We have also used $3 million of the proceeds from such issuance to repay Bancshares’ capital note.

5.   Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk:	Contractual or notional amount

Commitments to extend credit	$54,699,000
Standby letters of credit and financial guarantees written	263,000

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

          The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business.  No material losses are anticipated with respect to any existing matters.

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

Overview

          We recorded net earnings of $434,100 ($0.10 basic and $0.08 diluted earnings per share) for the third quarter of 2002 as compared to net earnings of $282,500 ($0.06 basic and $0.05 diluted earnings per share) for the third quarter of 2001.  For the nine months ended September 30, 2002, we generated net earnings of $1,276,100 ($0.28 basis and $0.23 diluted earnings per share) as compared to net earnings of $1,038,500 ($0.23 basic and $0.19 diluted earnings per share) for the same period of 2001. The improvement in net earnings in 2002 was due primarily to an increase in the net interest income and gains on the sales of loans, primarily SBA loans.

          We continued to grow during the year, with assets increasing from $140.5 million at December 31, 2001 to $184.8 million at September 30, 2002.  Net loans continue to constitute the largest portion (approximately 81%) of our interest earning assets, and grew from $112.2 million at December 31, 2001 to $142.1 million at September 30, 2002.  The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets.  Our growth was funded principally by time deposits obtained primarily through our money desk.

          Set forth below are certain key financial performance ratios for the periods indicated:

	Nine months ended September 30,

	2002	2001

Return on average assets (1)	1.01%	1.04%
Return on average shareholders’ equity (1)	15.50%	14.45%
Net yield on average interest earning assets (1)	5.22%	5.70%
Earnings per common share:
Basic earnings per share	$0.28	$0.23
Diluted earnings per share	$0.23	$0.19

(1) Annualized

RESULTS OF OPERATIONS – Three and Nine Months Ended September 30, 2002 and 2001

Net Interest Income

          We recorded interest income of $3,499,100 and $9,616,000, respectively, for the quarter and nine months ended September 30, 2002 as compared to $3,008,100 and $9,287,500, respectively, for the quarter and nine months ended September 30, 2001. Interest expense totaled $1,169,400 and $3,269,500, respectively, for the quarter and nine months ended September 30, 2002 as compared to $1,231,200 and $3,836,600, respectively, for the quarter and nine months ended September 30, 2001.  With respect to interest income, the increases in the average amounts of interest earning assets from 2001 to 2002 more than offset the declines in the weighted average yield earned on these assets.   With respect to interest expense, the declines in the weighted average rates paid on these liabilities from 2001 to 2002 more than offset the increase in the average amount of interest bearing liabilities.  The decrease in the weighted average yield and rates was due to declining market interest rates.

          Net interest income before provision for loan losses increased to $2,329,700 and $6,346,500 for the quarter and nine months ended September 30, 2002, respectively, from $1,776,900 and $5,450,900 for the quarter and nine months ended September 30, 2001, respectively.  This was due primarily to an increase in average interest earning assets from $131,068,000 and $127,398,400 for the quarter and nine months ended 2001 to $174,386,000 and $162,026,300 for the quarter and nine months ended 2002, respectively.  However, net interest income was also impacted by a decrease in the net yield on interest earning assets, or net interest margin, from 5.42% and 5.70% for the quarter and nine months ended September 30, 2001, respectively, to 5.34% and 5.22% for the quarter and nine months ended September 30, 2002, respectively.  This decrease reflected declining market interest rates initiated by the FRB, resulting in the weighted average prime rate decreasing from 6.57% and 7.50% for the quarter and nine months ended September 30, 2001, respectively, to 4.75% for the quarter and nine months ended September 30, 2002.  Because loans represented in excess of 80% of our interest earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate, the weighted average yield on our interest earning assets decreased 1.27% and 1.87%, respectively, from 10.26% and 10.76% for the quarter and nine months ended September 30, 2001, respectively, to 8.99% and 8.89% for the quarter and nine months ended September 30, 2002, respectively.  By comparison, the weighted average rate paid on our interest bearing liabilities decreased 1.43% and 1.67%, respectively, for the quarter and nine months ended September 30, 2001, as our time deposits, which have terms ranging from one day to nine years, adjust rates only upon maturity.

          The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended September 30,

	2002			2001

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$15,204,000	$65,500	1.72%	$13,322,600	$122,300	3.67%
Time deposits	3,064,000	29,900	3.90%	4,586,000	65,600	5.72%
Securities	13,077,000	189,000	5.78%	7,654,100	112,900	5.90%
Loans	143,041,000	3,214,700	8.99%	105,505,300	2,707,300	10.26%

Total interest-earning assets	174,386,000	3,499,100	8.03%	131,068,000	3,008,100	9.18%
Non-interest-earning assets	7,369,000			8,407,000

Total assets	$181,755,000			$139,475,000

Interest bearing liabilities:
Interest-bearing demand deposits	$2,634,000	3,900	0.59%	$2,366,000	6,100	1.03%
Savings and money market deposits	35,159,000	197,100	2.24%	39,194,800	301,600	3.08%
Time deposits	88,998,000	779,800	3.50%	60,395,200	871,900	5.77%
FHLB advances	10,193,000	92,200	3.62%	—	—	—
Subordinated debentures	2,500,000	51,600	8.26%	2,500,000	51,600	8.26%
Capital note	3,000,000	44,800	5.97%	—	—	—

Total interest-bearing liabilities	142,484,000	1,169,400	3.28%	104,456,000	1,231,200	4.71%

Non-interest bearing liabilities	27,836,000			25,083,000

Total liabilities	170,320,000			129,539,000
Shareholders’ equity	11,435,000			9,936,000

Total liabilities and shareholders’ equity	$181,755,000			$139,475,000

Net interest income		$2,329,700			$1,776,900

Interest rate spread			4.75%			4.47%
Net interest margin			5.34%			5.42%

ANALYSIS OF NET INTEREST INCOME

	Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$14,574,700	$183,700	1.68%	$11,636,900	$371,700	4.26%
Time deposits	4,138,600	132,000	4.25%	4,339,700	192,100	5.90%
Securities	9,604,500	382,700	5.31%	8,003,400	374,900	6.25%
Loans	133,708,600	8,917,600	8.89%	103,418,400	8,348,800	10.76%

Total interest-earning assets	162,026,300	9,616,000	7.91%	127,398,400	9,287,500	9.72%
Non-interest-earning assets	6,189,300			5,292,300

Total assets	$168,215,700			$132,690,700

Interest bearing liabilities:
Interest-bearing demand deposits	$2,716,700	10,500	0.52%	$2,539,200	29,400	1.54%
Savings and money market deposits	34,233,800	486,300	1.89%	38,084,200	1,033,700	3.62%
Time deposits	81,768,800	2,329,700	3.80%	58,743,200	2,620,400	5.95%
FHLB advances	6,743,600	195,800	3.87%	—	—	—
Subordinated debentures	2,500,000	153,100	8.17%	2,500,000	153,100	8.17%
Capital note	2,109,900	94,100	5.95%	—	—	—

Total interest-bearing liabilities	130,072,800	3,269,500	3.35%	101,866,600	3,836,600	5.02%

Non-interest bearing liabilities	27,167,700			21,238,600

Total liabilities	157,239,900			123,105,200
Shareholders’ equity	10,975,800			9,585,500

Total liabilities and shareholders’ equity	$168,215,700			$132,690,700

Net interest income		$6,346,500			$5,450,900

Interest rate spread			4.56%			4.70%
Net interest margin			5.22%			5.70%

Provision for Loan Losses

          We charged $225,000 and $475,000 to the allowance for loan and lease losses (“ALLL”) for the quarter and nine months ended September 30, 2002, respectively, as compared to $100,000 and $250,000 for the quarter and nine months ended September 30, 2001, respectively.  These provisions were based on our policies and procedures established for the ALLL.   See “Changes in the Allowance for Loan Losses” below.

          The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALLL.  Additionally, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the ALLL through changes to the provision for loan losses.

Non-Interest Income

          Non-interest income includes primarily service charges on deposit accounts and net gains on sales of loans.  Non-interest income increased 144.2% and 93.3% from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, respectively, primarily due to an increase in net gains on sales of loans (primarily the guaranteed portion of SBA loans) of $246,000 and $683,600, respectively.  Our ability to generate gains on sales of loans depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates.  Accordingly, gains and losses from sales of loans may fluctuate significantly from period to period, and results in any period relating to loan sales are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

          Salary and related expenses increased by 34.8% and 25.4% from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, respectively, due primarily to an increase in the number of employees, particularly in the lending departments.  At September 30, 2002, we employed 45 full time employees, compared with 39 employees at September 30, 2001.

          Occupancy and equipment expenses increased by 22.1% and 15.2% from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, respectively, due to increased rent expense and the depreciation cost of computer equipment.  Rent expense increased in August 2002 by $12,100 per month and is scheduled to increase again in November 2002 by $4,600 per month from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California.

          Other operating expenses increased 53.6% and 30.1% from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, respectively, due in part to increases in advertising and marketing expenses, legal costs, and data processing fees.  Additional advertising and marketing expenses were incurred for customer appreciation functions and marketing brochures.  The increase in legal costs is related to the increase in loan charge-offs as discussed below in the section “Changes in the Allowance for Loan Losses” below.  In general, data processing fees can be expected to increase as we grow because they are largely transaction driven.

FINANCIAL CONDITION

Regulatory Capital

          At September 30, 2002, Bancshares and Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $11.8 million and $14.7 million, respectively.  Our regulatory capital increased during the third quarter of 2002 as a result of net earnings.  At September 30, 2002, Bancshares and the Bank were each “well capitalized” as defined under applicable regulations.  The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

At September 30, 2002

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bancshares
Total Capital (to risk-weighted assets)	$16,221	10.4%	$12,406	>=8.0%	$15,508	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$11,768	7.6%	$6,203	>=4.0%	$9,352	>=6.0%
Tier 1 Capital (to average assets)	$11,768	6.5%	$7,270	>=4.0%	$9,088	>=5.0%
Bank
Total Capital (to risk-weighted assets)	$19,154	12.3%	$12,406	>=8.0%	$15,508	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$14,702	9.5%	$6,203	>=4.0%	$9,352	>=6.0%
Tier 1 Capital (to average assets)	$14,702	8.1%	$7,270	>=4.0%	$9,088	>=5.0%

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

          Deposits provide most of our funds.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 93% and 98% of our funding as a percentage of average total assets during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.  This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

          Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB.  Borrowings from the FRB are short-term and must be collateralized by pledged securities.  As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time.  Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors.  Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities.  Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years.  As of September 30, 2002, we had $12,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

          We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited.  During the nine months ended September 30, 2002, we had an average balance of $14.6 million in overnight funds sold representing 8.7% of total average assets.

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

          The following table sets forth the distribution of rate-sensitive assets and liabilities at September 30, 2002:

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total

Assets
Federal funds sold	$15,350,000	$—	$—	$—	$—	$15,350,000
Interest-bearing deposits with other financial institutions	363,500	1,783,000	1,357,300	—	—	3,503,800
Securities held to maturity	1,000,000	991,600	12,501,100	998,800	—	15,491,500
Loans, gross	85,871,400	22,759,000	25,764,000	9,692,000	—	144,086,400
Non-interest earning assets	—	—	—	—	6,393,600	6,393,600

Total assets	$102,584,900	$25,533,600	$39,622,400	$10,690,800	$6,393,600	$184,825,300

Liabilities and Stockholders’ Equity:
Demand deposits	$—	$—	$—	$—	$28,727,600	$28,727,600
Savings and money market accounts	41,273,000	—	—	—	—	41,273,000
Time deposits	18,150,500	58,234,000	7,684,000	—	—	84,068,500
FHLB advances	—	—	12,000,000	—	—	12,000,000
Subordinated debentures	—	—	2,500,000	—	—	2,500,000
Capital note	—	—	1,500,000	1,500,000	—	3,000,000
Accrued interest payable and other liabilities	—	—	—	—	1,487,800	1,487,800
Stockholders’ equity	—	—	—	—	11,768,400	11,768,400

Total liabilities and stockholders equity	$59,423,500	$58,234,000	$23,684,000	$1,500,000	$41,983,800	$184,825,300

Interest rate sensitivity gap	$43,161,400	$(32,700,400)	$15,938,400	$9,190,800	$(35,590,200)	—

Cumulative interest rate sensitivity gap	$43,161,400	$10,461,000	$26,399,400	$35,590,200	—	—

% of interest rate sensitive gap in maturity period to total rate sensitive assets	24.2%	(18.3)%	8.9%	5.2%

Cumulative ratio	24.2%	5.9%	14.8%	19.9%

Rate sensitive assets to rate sensitive liabilities	1.7	0.4	1.7	7.1	0.2

Cumulative ratio	1.7	1.1	1.2	1.2	1.0

          At September 30, 2002, our rate sensitive balance sheet was in a positive gap position.  This implies that our net interest margin would increase in the short-term if interest rates were to rise and would decline in the short-term if interest rates were to fall.  Our net interest margin was lower during the nine months ended September 30, 2002 than in the same period of 2001 due to a decline in prevailing market rates of interest that had a greater effect on our assets than our liabilities.  However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Investments in Time Deposits and Securities

          The following table provides certain information regarding our investments in time deposits with other financial institutions and investment securities at the dates indicated.

TIME DEPOSITS AND INVESTMENT SECURITIES

	At September 30, 2002		At December 31, 2001

	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield

Time deposits maturing:
One year or less	$2,146,500	4.89%	$4,334,700	4.61%
After one year but within five years	1,357,300	3.41%	1,089,000	6.67%

Total time deposits	$3,503,800		$5,423,700

Investment securities maturing:
One year or less	$1,993,000	6.09%	$2,996,300	6.45%
After one year but within five years	13,498,500	4.81%	2,986,400	5.81%

Total investment securities	$15,491,500		$5,982,700

          Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements.  At September 30, 2002, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.  All of the above investment securities were instruments of the U.S. Government or its Agencies.

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

          The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	At September 30, 2002		At December 31, 2001

	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial loans	$48,031,000	33.3%	$35,793,600	31.1%
Construction loans	38,454,000	26.6	33,386,200	29.0
Real estate loans	49,910,000	34.6	38,597,600	33.6
Other loans	7,933,000	5.5	7,232,000	6.3

	144,328,000	100.0%	115,009,400	100.0%

Less – Deferred loan fees	(241,600)		(424,600)
Less – Allowance for loan losses	(1,952,400)		(2,426,500)

Net loans	$142,134,000		$112,158,300

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

NON-PERFORMING ASSETS

	September 30, 2002	December 31, 2001

Non-accrual loans	$848,000	$848,000
Accruing loans past due 90 days or more	—	55,700
Troubled debt restructurings	—	—
Other real estate owned	—	—

Total	$848,000	$903,700

          Non-performing assets at September 30, 2002 decreased to $848,000 from $903,700 at December 31, 2001.  The non-accrual loan at September 30, 2002 consisted of an $848,000 real estate construction loan for twenty-eight condominium units in Carson, California.  The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $24,000 for the nine months ended September 30, 2002.  There were no cash collections on non-performing loans during the quarter ended September 30, 2002.  Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the nine month periods ended September 30, 2002 and 2001.

Impaired Loans

          An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

          We determine impaired loans by a periodic evaluation on an individual loan basis.  At September 30, 2002 and December 31, 2001, we had classified $1,160,000 and $899,000, respectively, of our loans as impaired for which specific reserves of $299,000 and none, respectively, were provided.  In the nine months ended September 30, 2002, we collected $12,400 on impaired loans.  The majority of the impaired loan balance is concentrated in the $848,000 aforementioned condominium loan in Carson, California.  The borrower filed for bankruptcy on August 5, 2002.  We have reserved $280,000 for this project which represents our best estimate of probable loss considering current market conditions.

Changes in Allowance for Loan Losses

          The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,

	2002	2001

Balance at beginning of period	$2,426,500	$2,023,400
Charge-offs	(1,022,400)	—
Recoveries	73,300	20,300

Net charge-offs	(949,100)	20,300
Additional provisions	475,000	250,000

Balance at end of period	$1,952,400	$2,293,700

          Charge-offs included $841,000 related to a business which failed during the second quarter of 2002.

Off-Balance Sheet Credit Commitments and Contingent Obligations

          Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At September 30, 2002, we had undisbursed loan commitments of $54.7 million.

          Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public and private borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At September 30, 2002, we had outstanding standby letters of credit with a potential $0.3 million of obligations.  These standby letters of credit will mature in 2003.

Deposits

          Total deposits increased from $120.7 million at December 31, 2001 to $154.1 million at September 30, 2002.  This increase was primarily due to a $25.5 million increase in time deposits primarily generated by our money desk, which we used to fund the growth in our loan portfolio.

          We telephonically solicit deposits through a money desk, which attracts primarily time deposits nationwide.  These deposits typically are placed with institutional investors and bear interest at the higher end of national rates for time deposits with comparable maturities.  We sometimes deal with a broker or other intermediary which places the deposits with a number of institutions.  We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor.  In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.  As of September 30, 2002, money desk deposits were $67.8 million representing 44% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

          Under Federal Deposit Insurance Corporation rules, banks that are not well capitalized may not be able to accept deposit funds obtained directly or indirectly by or through any deposit broker without a waiver.  The failure of the Bank to remain “well capitalized” could result in it not being able to accept deposits through deposit brokers, which might have a material adverse affect on us.  At September 30, 2002, approximately 23%of our deposits (approximately $36 million) were from deposit brokers.

Borrowed Funds

          FHLB advances increased $7,000,000 during the quarter ended September 30, 2002 due to an additional advances obtained by the Bank under its credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”).  These advances mature on July 25, 2005 and bear interest at a rate of prime minus 2.89% (1.86% at September 30, 2002).  The remaining $5,000,000 advance from FHLB matures on December 6, 2004 and carries a fixes interest rate of 4.18%.  These advances are collateralized by certain qualifying investment securities and loans with a carrying value of $37,355,200 that have been pledged to secure the advance at September 30, 2002.   In addition, Bancshares borrowed an additional $2,000,000 under a $3,000,000 credit line arranged through Pacific Coast Bankers’ Bank.  Subsequent to September 30, 2002, we used $3 million of the proceeds from the issuance of the trust preferred securities discussed previously in Note 4 to repay the capital note.

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

          We establish allowances for loan losses against each segment of our loan portfolio.  At September 30, 2002, our allowance for loan losses equaled 1.4% of loans.  Although we believed that we had established adequate allowances for loan losses as of September 30, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.  In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses.  Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

          Deposits obtained through deposit brokers or a money desk are typically more interest rate-sensitive than branch deposits.  Accordingly, they typically are higher cost and less stable to the insured institution than deposits through branches.

          We attract deposits telephonically nationwide through a money desk.  As of September 30, 2002, money desk deposits were $67.8 million representing 44% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.

          Under the Federal Deposit Insurance Act, banks that are not well capitalized may not accept deposit funds obtained directly or indirectly by or through any deposit broker.  The failure of the Bank to remain “well capitalized” would prevent us from accepting deposits from deposit brokers without a waiver from the FDIC, which might have a material adverse affect on the Bank and its financial condition.  At September 30, 2002, approximately 23% of our deposits (approximately $36 million) were from deposit brokers.

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

          At September 30, 2002, a significant number of our loans were collateralized by real estate located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

          At September 30, 2002, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $19.9 million, representing 13.8% of our loan portfolio, and additional commitments for these projects in the amount of $0.1 million.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

ITEM 3.    CONTROLS AND PROCEDURES

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this quarterly report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

          During the quarter ended September 30, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 7, 2002 to report that it had terminated the engagement of Grant Thornton LLP as its independent auditors.

The Company filed a Current Report on Form 8-K on November 8, 2002 to report that it had engaged McGladrey & Pullen, LLP as its independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2002	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON

Daniel L. Erickson Executive Vice President and Chief Financial Officer

Certifications for Form 10-QSB

I, Curtis S. Reis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Alliance Bancshares California;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	Name:	/s/ CURTIS S. REIS

	Title:	President and Chief Executive Officer

Certifications for Form 10-QSB

I, Daniel L. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Alliance Bancshares California;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	Name:	/s/ DANIEL L. ERICKSON

	Title:	Executive Vice President Chief Financial Officer