Form 10KSB
period 2002-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2003-03-31
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 000-33455

ALLIANCE BANCSHARES CALIFORNIA
(Name of small business issuer in its charter)

California	91-2124567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Pointe	90230
Culver City, California	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number: (310) 410-9281

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $15.3 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price on the NASD OTC Bulletin Board of such common equity was approximately $16.0 million as of March 14, 2003.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 14, 2003 was 4,542,679.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer’s definitive proxy statement are incorporated by reference in Part III of this Annual Report.  The definitive proxy statement will be filed no later than 120 days after the close of the issuer’s fiscal year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):

Yes ☒	No ☐

This Annual Report on Form 10-KSB consists of 263 pages, including exhibits.  The index to exhibits appears on page 63.

FORWARD-LOOKING STATEMENTS

          The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on Alliance Bancshares California and its subsidiaries.  These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption “Factors Which May Affect Future Operating Results.”  There can be no assurance that future developments affecting Alliance Bancshares California will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

          Alliance Bancshares California (“Bancshares”) is a bank holding company which was incorporated in February 2000.  Bancshares has one bank subsidiary, Alliance Bank (the “Bank”), which it acquired on November 30, 2001 and one non-bank subsidiary, Alliance Bancshares California Capital Trust I (the “Trust”), which it formed in October 2002.  Bancshares operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is a California-chartered bank which commenced operations in 1980.  Unless the context requires otherwise, references in this Form 10-KSB to the “Company,” “we” or “us” refer to Bancshares and its subsidiaries on a consolidated basis.

          Our goal is to become a leading community bank serving Southern California.  We are a relationship-oriented business bank targeting the borrowing and other banking needs of small to medium sized businesses, builders and high net worth individuals in Southern California.  We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit.  We often tailor our loan products to meet the specific needs of our borrowers.  During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects.  Construction loans accounted for 28% and 30% of our total loans at December 31, 2002 and 2001, respectively.  We also offer a variety of deposit accounts and other banking services.

          Our principal executive offices are in Culver City, California.  We have two branch offices, one in our principal executive offices, the Los Angeles Regional Office, and one in Irvine, California, the Orange County Regional Office.  The Orange County Office was established in August, 1999 in Newport Beach and relocated to its current location in Irvine in 2002.

          Our primary lending area includes all six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura.  We attract deposits principally from our borrowers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk.

          Bancshares is registered as a bank holding company with the Federal Reserve Board (the “FRB”) and is subject to examination and regulation as a holding company by the California Department of Financial Institutions (the “California DFI”).  The Bank is subject to supervision, examination and regulation by the California DFI.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and it is a member of the Federal Home Loan Bank of San Francisco (the “FHLB”).  The Bank is not a member of the FRB.

Competition

          The banking business in California generally, and specifically in our market area, is highly competitive with respect to both loans and deposits, and is dominated by a number of major banks with many offices operating over a wide geographic area.  Major banks have a number of competitive advantages over us, including their ability to finance wide-ranging advertising campaigns, product research and development and to allocate their investment assets to regions of highest yield and demand.  These banks offer certain services (such as trust and international banking) that are not offered directly by us and, by virtue of their greater capital, they have vastly higher lending limits than we have.  Other entities, both governmental and private, provide competition in the acquisition of deposits.  The so-called brokerage “money market funds” also compete with us for deposits.  In recent years, credit unions, which have tax advantages compared to commercial banks, have provided more competition for deposits and loans as the number of credit union members has greatly increased.  In seeking to obtain customers for loans and/or deposits, we compete with other commercial banks and non-bank financial intermediaries, including savings and loan associations, insurance companies, credit unions, finance companies, investment firms and other lending or depository entities.

          In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits.  This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees.  We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers.  We also assist those customers requiring services not offered by us to obtain such services from other providers.  When a customer requires a loan which would exceed our legal lending limit ($5.8 million for secured loans as of December 31, 2002), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

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

          Bank Holding Companies

          Bank holding companies are regulated under the Bank Holding Company Act (the “BHC Act”) and are supervised by the FRB.  Under the BHC Act, Bancshares files reports of its operations and other information with the FRB and the FRB conducts examinations of Bancshares and the Bank.

          The BHC Act requires, among other things, the FRB’s prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank; (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank; (iii) merge or consolidate with another bank holding company; (iv) with certain exceptions, acquire more than 5% of the voting shares of any company that is not a bank; and (v) engage in any activities without the FRB’s prior approval other than managing or controlling banks and other subsidiaries authorized by the BHC Act, furnishing services to, or performing services for, its subsidiaries, or conducting a safe deposit business.  The BHC

Act authorizes the FRB to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

          Consistent with its “source of strength” policy (see “Capital Adequacy Requirements,” below), the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with our capital needs, asset quality and overall financial condition.

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

          A bank holding company may become a “financial holding company” which may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, providing financial, investment, or economic advisory services, any activity that a bank holding company may engage in outside of the United States, and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity.  The FRB is the primary regulator of financial holding companies.

          FDIC

          The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDIA”) because its deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”).  The FDIC has adopted regulations which affect a broad range of the Bank’s activities, including among other things lending, appraisals, formation of subsidiaries, and obtaining deposits through brokers.

          Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes -- “well capitalized,” “adequately capitalized” and “undercapitalized” -- which are defined in the same manner as the regulations establishing the prompt corrective action system of the FDIA, as discussed under “Capital Adequacy Requirements” below.  These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications.  Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

          The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC.  In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.  The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution’s primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

          CRA

          Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (the “CRA”).  The CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods.  The Bank’s compliance with CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination.  Further, an assessment of CRA compliance is also required in connection with applications for FDIC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution.  An unfavorable rating may be the basis for FDIC denial of such an application, or approval may be conditioned upon improvement of the applicant’s CRA record.  In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

          In the most recently completed CRA compliance examination, conducted in 2002, the FDIC assigned the Bank a rating of “satisfactory” the second highest of four possible ratings.  CRA regulations emphasize measurements of performance in the area of lending (specifically, the bank’s home mortgage, small business, small farm and community development loans), investment (the bank’s community development investments) and service (the bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank’s community and its capacity and constraints in meeting such needs.  The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

          Capital Adequacy Requirements

          The FRB and the FDIC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and insured banks, respectively.  Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans).  These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base.  Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base.  The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%.  At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock and minority interests in the equity.  The remainder, designated “Tier 2 capital,” may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan loss allowance.

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

          Under the prompt corrective action provisions of the FDIA, the FDIC has adopted regulations establishing five capital categories for insured banks designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

          If any one or more of a bank’s ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized.  A bank may be reclassified by the FDIC to the next level below that determined by the criteria described above if the FDIC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

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

          Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank.  In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan.  The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan.  A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

Employees

          As of December 31, 2002, we had 45 salaried employees, including 31 officers.  We believe that our relationship with our employees is satisfactory.

ITEM 2.	DESCRIPTION OF PROPERTY

          We lease our headquarters office located at 100 Corporate Pointe in Culver City, California pursuant to a lease which expires January 31, 2010.  Our headquarters office is located in approximately 13,800 square feet of ground floor office space in a modern three-story building.  Our monthly base rent in 2003 is $20,400, which is subject to annual cost of living increases not to exceed 5%.

          In December 2002, we commenced a 60-month lease for our Orange County Regional Office and the Real Estate and Construction Department comprised of approximately 6,900 square feet of ground floor office space in Irvine, California, at a monthly initial base rent of $20,600, which is subject to 2% annual increases.

          We believe that these facilities are adequate to meet our current needs for space. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3.	LEGAL PROCEEDINGS

          As of December 31, 2002, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol “ABNS.”  The following table sets forth the high and low quotations for Bancshares Common Stock during the periods indicated as reported by NASDAQ (quotations prior to December 1, 2001, are for the common stock of the Bank).  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	2002		2001

	High	Low	High	Low

First Quarter	$2.350	$2.050	$3.000	$2.313
Second Quarter	$2.950	$2.350	$2.875	$2.400
Third Quarter	$2.750	$2.340	$2.750	$2.160
Fourth Quarter	$3.250	$2.460	$2.600	$2.400

          As of March 15, 2003, there were approximately 400 holders of record of Bancshares Common Stock.

          Bancshares has never paid dividends on its Common Stock.  Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits.  Our ability to pay dividends is subject to meeting regulatory capital requirements and other regulatory restrictions.  See “Business—Regulation.”

          The following table sets forth information concerning equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	435,000	$1.33	43,400
Equity compensation plans not approved by security holders	—	—	—

Total	435,000		43,400

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Formation of Bancshares

          Bancshares was formed in February 2000 for the sole purpose of becoming the bank holding company for the Bank.  Bancshares acquired the Bank in November 2001 through the reverse triangular merger of a wholly owned subsidiary of Bancshares with and into the Bank, with the Bank as the surviving entity.  In the merger, the shareholders of the Bank received shares of Bancshares and the Bank became a wholly owned subsidiary of Bancshares.  Unless specifically stated otherwise, the financial information included in this Form 10-KSB reflects the consolidated results of the Bank, Bancshares and Alliance Bancshares California Capital Trust I (the “Trust”).

Overview

          We recorded net earnings of $1.9 million ($0.41 basic and $0.33 fully diluted earnings per share) for the year ended December 31, 2002, the second highest net earnings in our history.  This compares to net earnings of $1.4 million ($0.31 basic and $0.26 fully diluted earnings per share) in 2001.  The increase in net earnings in 2002 was due primarily to a increase in net interest income before provision for loan losses as earning assets (primarily loans) increased more than the decrease in the weighted rate earned on these assets and an increase in non-interest income due to increased loan sales which were offset by an increase in general and administrative expenses related primarily to the expansion of our operations.

          We continued our growth during the year, with assets increasing from $140.5 million at December 31, 2001 to $201.9 million at December 31, 2002.  Loans continue to constitute the largest portion (approximately 78%) of our interest earning assets, and grew from $112.2 million at December 31, 2001 to $148.5 million at December 31, 2002.  The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets.

          Another significant change in our balance sheet has been the accumulation of shareholders’ equity.  Shareholders’ equity increased from $10.5 million at December 31, 2001 to $12.4 million at December 31, 2002.  This increase was due solely to our net earnings.  In addition, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7.0 million of trust preferred securities in October 2002.  A portion of these securities also qualify as Tier 1 capital for regulatory purposes which will enable us to support further growth.  At the end of 2002, both the Bank and Bancshares were “well capitalized” under applicable regulations.

          Our allowance for loan losses was $2.0 million or 1.38% of loans at December 31, 2002 compared to $2.4 million or 2.12% of loans at December 31, 2001 as the Bank’s net charge-offs increased by $1.1 million during 2002.

Critical Accounting Policies and Estimates

          Management prepared the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States and general industry practices.  Accordingly, the consolidated financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Allowance for Loan Losses

          The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values.  We use a migration analysis as part of our allowance for loan losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan type compared to the total loan pools in which the loan was graded.  This method allows for management to use historical trends that are relative to our loan portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio.  In addition, this analysis takes into consideration other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of our loan portfolio as discussed below, amounts and trends in non-performing assets and concentration factors.

          The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements.  We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free.  Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively.   Loans on the watch list are assigned a point value of “6.”  Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss.  As of December 31, 2002, the weighted average risk rating for our loan portfolio was 4.44, indicating an overall risk rating midway between average and acceptable.  The weighted average risk rating was 4.49 at December 31, 2001.

          We assess the adequacy of the ALL each calendar quarter.  Classified loans (loans assigned point values of 7 – 10) are assigned specific reserve percentages based on point value.  Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type.  We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors.  Reserve estimates are totaled and any shortage is charged to current period operations and credited to the ALL.

          The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loan Sales and Servicing

          The Company originates loans to customers under a SBA program that provides for SBA guarantees of a portion, typically 75%, of each loan.  The Company routinely sells the guaranteed portion of these loans to third parties and retains the unguaranteed portion of the loans sold.  Transfers of loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred loans, is received in exchange.  On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

          Servicing assets are recognized when loans are sold with servicing retained.  Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.  The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan.  Management periodically evaluates servicing assets for impairment.  For purposes of measuring impairment, the rights are stratified based on original term to maturity.  The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Interest Income

          Our earnings depend largely upon our net interest income, which is the difference between the income we earn on loans and other interest earning assets and the interest we pay on deposits and borrowed funds.  Net interest income is related to the rates earned and paid on and the relative amounts of interest-earning assets and interest bearing liabilities.  Our inability to maintain strong asset quality, capital or liquidity may adversely affect (i) our ability to accommodate desirable borrowing customers, thereby impacting growth in quality higher-yielding earning assets; (ii) our ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

          Net interest income is related to our interest rate spread and net interest margin.  The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities.  Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets.  Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the FRB.

          Net interest income before provision for credit losses increased to $8.6 million in 2002 from $7.3 million for 2001.  This was due an increase in interest income of $0.8 million and a decrease in interest expense of $0.4 million.  The increase in interest income was due to $36.0 million increase in average interest earnings assets which more than offset a 1.52% decrease in the weighted average yield on interest earning assets from 9.36% in 2001 to 7.84% in 2002.  The decrease in interest expense was due to a decline in the weighted rates paid on interest bearing liabilities from 4.71% in 2001 to 3.30% in 2002 which more than offset the $30.4 million increase in average interest bearing liabilities during 2002.

          The increase in average interest earning assets and average interest bearing liabilities is a result to the Company’s continued efforts to expand through the expansion of the Orange County Regional Office and the addition of qualified business development personnel.  Average loans increased 30.0% to $136.9 million in 2002 from $105.3 million in 2001, with the increase consisting primarily of multifamily and commercial real estate loans.  Average interest bearing deposits increased 19.6% million to $120.2 million during 2002 compared to $100.5 million during 2001.  Average Company borrowings increased to $13.6 million during 2002 compared to $2.9 million during 2001 due to a $7.0 million FHLB advance in July 2002 and the issuance of $7.0 million of trust preferred securities in October 2002.  Subsequent to December 31, 2002, the Company borrowed an additional $10 million from the FHLB of San Francisco at an average cost of 2.24% with an average maturity of eighteen months and purchased a similar amount of investment securities with an expected yield of 3.62% and an expected weighted average life of 3.3 years.  The impact on average borrowings of the additional FHLB advances will be greater in 2003.

          The decrease in interest rates reflected declining market interest rates initiated by the FRB, resulting in the prime rate decreasing from 9.50% at the beginning of 2001 to 4.25% at the end of 2002.  Because loans represented 82% of our interest-earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate which adjust with changes in the prime rate, the weighted average yield on our loan portfolio decreased 1.63% from 10.46% in 2001 to 8.83% in 2002.

          Our interest rate spread decreased from 4.65% in 2001 to 4.54% in 2002 due to the fact that the decrease in weighted average yield on interest earning assets was more than the decrease in the weighted average rate paid on interest bearing liabilities.

          Our net interest margin remained high in comparison with our interest rate spread due to the continued significance of non interest-bearing demand deposits relative to total funding sources.  Average non interest-bearing demand deposits totaled $27.2 million, representing 18.5% of average deposits during 2002 compared to $20.6 million, representing 17.5% of average deposits, during 2001.

          The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	2002			2001

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$14,796,600	$237,100	1.60%	$12,924,300	$464,100	3.59%
Time deposits	4,004,900	169,100	4.22%	4,475,300	256,000	5.72%
Securities	10,770,100	562,700	5.22%	7,692,100	475,900	6.19%
Loans	136,902,500	12,086,200	8.83%	105,327,600	11,017,500	10.46%

Total interest-earning assets	166,474,100	13,055,100	7.84%	130,419,300	12,213,500	9.36%
Non-interest-earning assets	6,885,400			5,304,600

Total assets	$173,359,500			$135,723,900

Interest bearing liabilities:
Interest-bearing demand	$2,722,300	$17,000	0.62%	$2,542,900	$33,200	1.31%
Savings and money market	36,633,400	740,900	2.02%	38,762,100	1,210,100	3.12%
Certificates of deposit	80,806,400	2,985,100	3.69%	59,198,500	3,405,000	5.75%
Other borrowings	13,647,400	669,900	4.91%	2,886,300	221,300	7.67%

Total interest-bearing liabilities	133,809,500	4,412,900	3.30%	103,389,800	4,869,600	4.71%

Non-interest bearing liabilities	28,352,200			22,585,200

Total liabilities	162,161,700			125,975,000
Shareholders’ equity	11,197,800			9,748,900

Total liabilities and shareholders’ equity	$173,359,500			$135,723,900

Net interest income		$8,642,200			$7,343,900

Interest rate spread			4.54%			4.65%
Net interest margin			5.19%			5.63%

ANALYSIS OF NET INTEREST INCOME

	2000

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$11,112,700	$684,300	6.16%
Time deposits	1,925,900	120,400	6.25%
Securities	7,155,100	450,200	6.29%
Loans	99,934,300	12,429,000	12.44%

Total interest-earning assets	120,128,000	13,683,900	11.39%
Non-interest-earning assets	5,392,000

Total assets	$125,520,000

Interest bearing liabilities:
Interest-bearing demand	$2,919,400	$58,300	2.00%
Savings and money market	30,809,300	1,514,800	4.92%
Certificates of deposit	61,180,800	3,857,300	6.30%
Other borrowings	2,359,300	202,700	8.59%

Total interest-bearing liabilities	97,268,800	5,633,100	5.79%

Non-interest bearing liabilities	18,015,300

Total liabilities	115,284,100
Shareholders’ equity	10,235,900

Total liabilities and shareholders’ equity	$125,520,000

Net interest income		$8,050,800
Interest rate spread			5.60%
Net interest margin			6.70%

          The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	2002

	Increase (Decrease) Due To Change In

	Volume	Rate	Net Change

Interest income:
Federal funds sold	$59,500	$(286,500)	$(227,000)
Time deposits	(24,900)	(62,000)	(86,900)
Securities	169,100	(82,300)	86,800
Loans	2,963,900	(1,895,200)	1,068,700

Total interest earning assets	3,167,600	(2,326,000)	841,600

Interest expense:
Interest-bearing checking	2,200	(18,400)	(16,200)
Savings and money market	(63,300)	(405,900)	(469,200)
Certificates of deposit	1,018,300	(1,438,200)	(419,900)
Other borrowings	573,000	(124,400)	448,600

Total interest bearing liabilities	1,530,200	(1,986,900)	(456,700)

Net interest income	$1,637,400	$(339,100)	$1,298,300

ANALYSIS OF CHANGE IN INTEREST INCOME

	2001

	Increase (Decrease) Due To Change In

	Volume	Rate	Net Change

Interest income:
Federal funds sold	$98,482	$(318,682)	$(220,200)
Time deposits	146,650	(11,050)	135,600
Securities	33,326	(7,626)	25,700
Loans	643,749	(2,055,249)	(1,411,500)

Total interest earning assets	922,207	(2,392,607)	(1,470,400)

Interest expense:
Savings deposits	339,875	(749,875)	(410,000)
Certificates of deposit	(136,254)	(235,846)	(372,100)
Borrowings	41,990	(23,390)	18,600

Total interest bearing liabilities	245,611	(1,009,111)	(763,500)

Net interest income	$676,596	$(1,383,496)	$(706,900)

Provision for Loan Losses

          We charged $0.7 million and $0.4 million to the allowance for loan losses (“ALL”) for the years ended December 31, 2002 and 2001, respectively.  These provisions were based on our policies and procedures for establishing the ALL.  See “Credit Risk Management.”

Non-Interest Income

          Non-interest income increased from $0.9 million for the year ended December 31, 2001 to $2.2 million for the year ended December 31, 2002 or 158.1%.  This increase was due primarily to an increase of $0.7 million in net gains on the sale of loans, an increase of $0.5 million in broker fees on loans sold to third parties and an increase of $0.2 million in account analysis charges and NSF fees.

Non-Interest Expense

          Salary and related expense increased from $2.9 million for the year ended December 31, 2001 to $3.6 million for the year ended December 31, 2002 or 23.7% due primarily to an increase in the number of employees, particularly in the Orange County Regional Office, and an increase in incentive pay primarily related to loan sales.  At year-end 2002, the Company employed 45 full time employees, compared with 42 employees at the end of 2001.

          Occupancy expense increased from $0.8 million for the year ended December 31, 2001 to $0.9 million for the year ended December 31, 2002 or 19.4% due to increased rent expense and costs of the acquisition of desktop computer equipment.  Rent expense will increase further in 2003 due to the impact of the rent under a 60-month lease commencing in December 2002 for our new Orange County Regional Office in Irvine, California.  The additional rent from this lease in 2003, net of rent savings from termination of the lease for our existing Orange County offices, will be approximately $16,000 per month.

          Professional fees increased from $0.3 million for the year ended December 31, 2001 to $0.5 million for the year ended December 31, 2002 or 70% primarily due to increased legal expenses related to problem loans.

          Other operating expenses increased from $1.0 million at December 31, 2001 to $1.6 million at December 31, 2002 or 53.5% due in part to increases in advertising and marketing expenses for customer appreciation functions, product promotions and marketing brochures and increases in loan related costs due to an increase in loan originations.

FINANCIAL CONDITION

Regulatory Capital

          At December 31, 2002, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $15.4 million and $18.9 million, respectively.  Our regulatory capital increased during 2002 as a result of net earnings and, in the case of the Bank, from a capital contribution by Bancshares of $2.0 million using the proceeds of its credit facility and $3.5 million of proceeds from the issuance of the trust preferred securities.  Bancshares’ total capital increased by $7.0 million from the issuance of the trust preferred securities, a portion of which qualifies as Tier 1 capital ($3.1 million at December 31, 2002).   At December 31, 2002, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under the prompt corrective action rules.

          The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
At December 31, 2002
(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bancshares
Total Capital (to risk-weighted assets)	$23,834	14.29%	$12,231	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$15,439	9.26%	$5,336	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$15,439	8.20%	$6,025	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$23,333	14.01%	$12,188	>=8.0%	$15,235	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$18,851	11.32%	$6,660	>=4.0%	$9,990	>=6.0%
Tier 1 Capital (to average assets)	$18,851	10.01%	$7,531	>=4.0%	$9,414	>=5.0%

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

          Deposits provide most of our funds.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 92% and 93% of funding for average total assets during 2002 and 2001, respectively.

          Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB.  Borrowings from the FRB are short-term and must be collateralized by pledged securities.  As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time.  Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors.  Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities.  Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years.  As of December 31, 2002, we had $22.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

          We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited.  During 2002, we had an average balance of $14.8 million in overnight funds sold representing 8.5% of total average assets.

Asset Liability Management

          Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings.  Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by our Investment Committee of the Board of Directors.  The principal objective of our asset/liability management is to maximize net interest income within acceptable levels of risk established by policy.  Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings.  Net interest income, the primary source of earnings, is affected by interest rate movements.  Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities.  These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

          The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY
At December 31, 2002

	Maturing or Repricing in

	Three months or less	After three months but within one year	After one year but within five years	After five years	Total

Rate-Sensitive Assets:
Federal funds sold	$10,285,000	$—	$—	$—	$10,285,000
Time deposits with other financial institutions	387,900	2,081,000	884,300	—	3,353,200
Securities	—	995,400	24,512,700	3,966,700	29,474,800
Loans, gross	80,567,800	33,678,200	23,828,500	12,449,500	150,524,000

Total rate-sensitive assets	91,240,700	36,754,600	49,225,500	16,416,200	193,637,000

Rate Sensitive Liabilities:
Noninterest bearing demand	34,296,700	—	—	—	34,296,700
Interest bearing demand	2,367,400	—	—	—	2,367,400
Savings and money market	46,361,400	—	—	—	46,361,400
Certificates of deposit	22,442,900	44,118,300	7,138,300	—	73,699,500
FHLB advances	—	—	22,000,000	—	22,000,000
Subordinated debentures	—	—	2,500,000	—	2,500,000
Trust preferred securities	—	—	—	7,000,000	7,000,000

Total rate-sensitive liabilities	105,468,400	44,118,300	31,638,300	7,000,000	188,225,000

Interval Gaps:
Interest rate sensitivity gap	$(14,227,700)	$(7,363,700)	$17,587,200	$9,416,200	$5,412,000

Rate sensitive assets to rate sensitive liabilities	86.5%	83.3%	155.6%	234.5%	102.9%

Cumulative Gaps:
Interest rate sensitivity gap	$(14,227,700)	$(21,591,400)	$(4,004,200)	$5,412,000	$5,412,000

Rate sensitive assets to rate sensitive liabilities	86.5%	85.6%	97.8%	102.9%	102.9%

% of rate sensitive assets in period	47.1%	66.1%	91.5%	100.0%	N/A

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

          Our time deposit investments generally have terms of one year or less and are generally in amounts of $100,000.  Historically, our investment securities consist principally of U.S. Government securities and U.S. Government Agency securities with maturities of less than five years and, more recently, collateralized mortgage obligations and mortgage-backed securities with an expected weighted average life of less than five years.

          Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements.  The weighted average maturity of these investments at December 31, 2002 was 2.3 years compared to 1.0 years at December 31, 2001.  At December 31, 2002, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

          The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,

	2002		2001		2000

	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield

Time deposits maturing:
Within one year	$2,468,900	4.52%	$4,334,700	4.61%	$1,646,300	6.74%
After one but within five years	884,300	3.92%	1,089,000	6.67%	1,089,000	6.99%

Total time deposits	$3,353,200		$5,423,700		$2,735,300

          The following table provides certain information regarding our investment securities at the dates indicated.  Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There were no tax-exempt securities for the years ended December 31, 2000, 2001 or 2002.

INVESTMENT SECURITIES

	At December 31,

	2002		2001		2000

	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield

Investment securities maturing:
Within one year	$995,400	6.93%	$2,996,300	6.45%	$1,994,200	6.22%
After one but within five years	7,020,800	4.90%	2,986,400	5.81%	6,948,400	6.36%
After five but within ten years	2,000,800	5.33%	—	—	—	—
Collateralized mortgage obligations and mortgage backed securities	19,457,800	3.65%	—	—	—	—

Total investment securities	$29,474,800		$5,982,700		$8,942,600

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

          The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,

	2002		2001		2000

	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial loans	$34,800,800	24.2%	$35,793,600	31.1%	$30,014,700	31.1%
Construction loans	39,732,900	27.6	33,386,200	29.0	31,041,700	32.2
Real estate loans	61,389,200	42.6	38,597,600	33.6	31,410,800	32.5
Other loans	8,019,300	5.6	7,232,000	6.3	4,046,300	4.2

	143,942,200	100.0%	115,009,400	100.0%	96,513,500	100.0%

Less – Net deferred loan fees	(632,900)		(424,600)		(199,100)
Less – Allowance for loan losses	(1,982,900)		(2,426,500)		(2,023,400)

Net loans	$141,426,300		$112,158,300		$94,291,000

LOAN PORTFOLIO COMPOSITION

	At December 31,

	1999		1998

	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial loans	$25,339,100	26.9%	$18,330,000	27.4%
Construction loans	39,851,800	42.4	21,069,000	31.4
Real estate loans	24,230,200	25.7	24,636,100	36.8
Other loans	4,674,900	5.0	2,967,500	4.4

	94,096,000	100.0%	67,002,600	100.0%

Less – Deferred loan fees	(612,100)		(463,600)
Less – Allowance for loan losses	(1,707,300)		(1,423,200)

Net loans	$91,776,600		$65,115,800

          Of our total loans outstanding at December 31, 2002, 59% were due in one year or less, 21% were due in 1-5 years and 20% were due after 5 years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us.  Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2002

	One Year or Less	After One Year Through Five Years	After Five Years	Total

Commercial loans	$27,096,300	$5,536,000	$2,168,500	$34,800,800
Construction loans	36,485,700	3,247,200	—	39,732,900
Real estate loans	19,845,400	20,267,100	21,276,700	61,389,200
Other loans	1,455,500	1,604,800	4,959,000	8,019,300

	$84,882,900	$30,655,100	$28,404,200	$143,942,200

          We may not make loans in excess of our limit under applicable regulations.  In general, this limit is 15% of our capital for unsecured loans and 25% of our capital for secured loans.  Our legal lending limits at December 31, 2002 were $5.8 million for secured loans and $3.5 million for unsecured loans.  If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders.  We usually receive a fee for the servicing of loans, and are entitled to a pro rata share of payments on the loan without subordination to participants.  At December 31, 2002, we were servicing $54 million in participated loans, including $16 million in construction loans, $18 million in SBA loans and $14 million in real estate loans as compared with $47 million at the end of 2001, including $25 million of construction loans, $6 million in SBA loans and $16 million in real estate loans.

          All loans must be approved by our Internal Loan Committee.  Under our present policy, loans in excess of $100,000 must also be approved by our Board of Director’s Loan Committee. Of our total loans outstanding, approximately 72% and 70% had adjustable rates at December 31, 2002 and 2001, respectively.  Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.  The following table sets forth information by specified category of loan the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS

(loans due after one year)

	At December 31, 2002

	Fixed Rate	Adjustable Rate

Commercial loans	$1,737,600	$5,966,900
Construction loans	—	3,247,200
Real estate loans	25,405,400	16,138,400
Other loans	424,900	6,138,900

	$27,567,900	$31,491,400

          Commercial Loans.  We offer a variety of commercial loans, including secured and unsecured term loans and revolving lines of credit, equipment loans, accounts receivable loans and Small Business Administration (“SBA”) loans.  Loans other than term loans generally have adjustable rates; term loans may have fixed or adjustable rates. We underwrite secured term loans and revolving lines of credit primarily on the basis of the borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  As a result, if the borrower defaults and we foreclose on the assets, we may not be able to recover the full amount of the loan.

          SBA loans are designed for small business owners and are guaranteed, in part, up to $1.0 million by the United States Government.  SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans.  The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations.  SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds.  We have historically participated to third parties the SBA-guaranteed portion of our SBA loans.  We originated $10.4 million and $28.0 million of SBA loans in 2001 and 2002, respectively.  At December 31, 2002, we had $17.2 million of SBA loans outstanding, and were servicing an additional $21.7 million of SBA loans.

          Construction Loans.  We make loans to finance the acquisition, development and/or construction of individual and tract single-family residences and multifamily and commercial properties.  Loans to finance the construction of individual single-family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties.  At December 31, 2002, we had outstanding construction loans to developers for tract projects and single residences for sale to third parties totaling $24.6 million, representing 17.1 % of our loan portfolio, and additional commitments for these projects in the amount of $28.8 million.

          Our construction loans generally have terms from 12 to 18 months and bear interest at adjustable rates.  The loan-to-value ratio of our construction loans generally does not exceed 75% of the estimated value of the project upon completion.  We require the borrower to have equity in the project (generally 15% of the acquisition, development and construction costs) in connection with each construction loan.  Construction loans to developers for tract projects require repayment from the proceeds of unit sales at a rate greater than pro-rata based on the ratio of the loan amount to project costs including an interest reserve.  We generally require personal guarantees from corporate or other entity borrowers.  We disburse construction loan proceeds through a bonded fund control company which is required to carefully monitor disbursements based on the project budget and percent completion.  We require a current appraisal in connection with each of our construction loans.

          Real Estate Loans.  Our real estate loans include fixed and adjustable rate loans secured by primarily commercial and, to a lesser extent, residential properties.  These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity.  The original principal amount of the real estate loans in our loan portfolio at December 31, 2002 generally does not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).  We generally require a current appraisal in connection with each real estate loan originated.

          Other Loans.  We offer other types of loans, including home equity lines of credit.  Home equity lines of credit generally have adjustable rates and provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower’s residence net of senior debt.

Asset Quality and Credit Risk Management

          We assess and manage credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring.  We have a Board of Directors Workout Committee which meets quarterly to review, monitor and establish the plan of action for all critical assets and review the adequacy of the allowance for loan losses (ALL).  As part of the control process, an independent credit review firm regularly examines our loan portfolio and other credit processes.  In addition to this credit review process, our loan portfolio is subject to examination by the FDIC and the California DFI in the normal course of business.  Underlying trends in the economic and business cycle will influence credit quality.  We seek to manage and control our risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

          The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALL.  Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by our regulators and us may indicate a requirement for increases in the ALL through changes to the provision for loan losses.

          Non-Performing Assets

          Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”).  Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan.

          The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	December 31,

	2002	2001	2000	1999	1998

Non-accrual loans	$117,500	$848,000	$891,500	$297,800	$152,700
Accruing loans past due 90 days or more	—	55,700	—	1,600	356,900
Troubled debt restructurings	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total	$117,500	$903,700	$891,500	$299,400	$509,600

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

          When a loan is placed on non-accrual status, all interest previously accrued but uncollected is reversed against current period operating results.  Income on such loans is then recognized only to the extent that cash is received and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower’s current financial condition, historical repayment performance and other factors.  Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loan is either considered, in management’s judgment, to be fully collectible or otherwise well secured and in the process of collection.

          Non-accrual loans at December 31, 2002 decreased to $0.1 million from $0.8 million at December 31, 2001.  Interest income of $6,600 and $0.2 million was recorded on non-accrual loans in 2002 and 2001, respectively; the additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $2,700 and $38,000 for 2002 and 2001, respectively.  Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income.  Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2002 and 2001.

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

          We had one loan with a principal amount of $55,700 contractually past due 90 or more days and still accruing interest at December 31, 2001.  We had no such loans at December 31, 2002.

          TDRs.  A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2002 and 2001, we had no TDRs.

          Other Real Estate Owned.  We carry OREO at the lesser of our recorded investment or the fair value less selling costs.  We periodically revalue OREO properties and charge other expenses for any further write-downs.  We had no OREO in 2002 or 2001.

          Impaired Loans

          An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

          We determine impaired loans by a periodic evaluation on an individual loan basis.  At December 31, 2002 and 2001, we had classified $0.8 million (which amount included $24,900 of non-performing loans) and $0.9 million (which amount included $0.8 million of non-performing loans), respectively, of our loans as impaired for which no related specific reserve was provided.  In 2002, we collected $762,700 million on impaired loans, of which $752,400 was credited to principal outstanding and $10,300 was recognized as interest income.  In 2001, we collected $99,100 on impaired loans, of which $75,800 was credited to principal outstanding and $23,300 was recognized as interest income.  The average balance of impaired loans was $1.0 million in 2002 and $0.8 million in 2001.

          Allowance for Loan Losses

          The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories.  Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experience and other factors in determining the adequacy of the allowance.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

          The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either substandard, doubtful or loss including impaired loans (rated 8, 9, or 10 on our loan grading system).  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

ALLOWANCE FOR LOAN LOSSES

	At December 31,

	2002		2001		2000

Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans

Commercial loans	$647,000	24.2%	$1,321,000	31.1%	$1,090,000	31.1%
Construction loans	367,000	27.6	728,000	29.0	652,000	32.2
Real estate loans	796,000	42.6	241,000	33.6	199,000	32.5
Other loans	107,000	5.6	113,000	6.3	82,400	4.2
Unallocated	65,900	—	23,500	—	—	—

Total	$1,982,900	100.0%	$2,426,500	100.0%	$2,023,400	100.0%

ALLOWANCE FOR LOAN LOSSES

	At December 31,

	1999		1998

Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans

Commercial loans	$720,000	26.9%	$456,500	27.4%
Construction loans	363,000	42.4	138,900	31.4
Real estate loans	255,000	25.7	413,400	36.8
Other loans	64,000	5.0	40,500	4.4
Unallocated	305,300	—	373,900	—

Total	$1,707,300	100.0%	$1,423,200	100.0%

          The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2002	2001	2000	1999	1998

Balance at beginning of period	$2,426,500	$2,023,400	$1,707,300	$1,423,200	$1,302,400
Charge-offs
Commercial loans	(1,022,400)	(36,200)	(142,700)	(438,800)	(845,600)
Construction loans	(218,000)	—	—	(12,600)	(12,800)
Real estate loans	—	—	(98,700)	—	—
Other loans	—	—	(1,500)	—	—

Total charge-offs	(1,240,400)	(36,200)	(242,900)	(451,400)	(858,400)

Recoveries
Commercial loans	80,700	39,300	135,800	63,500	214,200
Construction loans	—	—	98,200	42,000	15,000
Real estate loans	—	—	—	—	—
Other loans	16,100	—	—	—	—

Total recoveries	96,800	39,300	234,000	105,500	229,200

Net charge-offs	(1,143,600)	3,100	(8,900)	(345,900)	(629,200)

Additional provisions	700,000	400,000	325,000	630,000	750,000

Balance at end of period	$1,982,900	$2,426,500	$2,023,400	$1,707,300	$1,423,200

Ratio of loan loss allowance to loans outstanding	1.38%	2.12%	2.10%	1.81%	2.12%
Ratio of net charge offs during the period to average loans outstanding during the period	(0.835)%	0.003%	(.009)%	(0.446)%	(1.143)%

          Charge-offs for the year ended December 31, 2002 included $0.8 million related to a business which failed during the second quarter of 2002.

Off-Balance Sheet Credit Commitments and Contingent Obligations

          We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers.  In 2002, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees.  Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments.  We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans.  When deemed necessary, we obtain collateral supporting those commitments.

          Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At December 31, 2002, we had undisbursed loan commitments of $63.4 million.

          Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public andprivate borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At December 31, 2002, we had outstanding standby letters of credit and financial guarantees with a potential $0.3 million of obligations, all of which will mature in 2003.

Deposits

          We attract deposits from our borrowers, from customers in the vicinity of our two branches in Southern California, through a “money desk” which attracts deposits telephonically throughout the United States and from brokers.  We offer non-interest bearing checking accounts and a variety of interest bearing accounts, including money market accounts, savings accounts, and certificates of deposit with maturities ranging from 90 days to three years.  We have registered the trade name “Super Prime Account” designating a type of variable rate money market account.

          The following table sets forth the amount of time deposits maturing within certain intervals at December 31, 2002:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	Three Months Or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total

Branches	$2,993,900	$888,300	$2,267,300	$2,826,900	$8,976,400
Money desk	3,998,000	6,288,000	700,000	100,000	11,086,000
Brokered	5,557,400	6,190,000	19,025,000	2,014,000	32,786,400

Total	$12,549,300	$13,366,300	$21,992,300	$4,940,900	$52,848,800

          The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	December 31, 2002		December 31, 2001

	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Branches	$100,088,700	63.9%	$71,584,800	59.3%
Money desk	23,849,900	15.2	39,900,000	33.1
Brokered	32,786,400	20.9	9,200,000	7.6

Total	$156,725,000	100.0%	$120,684,800	100.0%

          Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone.  We also engage brokers or other intermediaries to place certificates of deposit for their customers.  During 2002, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to twenty-four months.  We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one broker or intermediary to manage the risk of excessive dependence on any single deposit or depositor.  In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

          In recent years, the interest rates on certificates of deposit obtained through our money desk or deposit brokers generally have been lower than the interest rates then offered to local customers for certificates of deposit with comparable maturities.  We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty smaller banks with one or few branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

          Under the FDIC, banks that are not “well capitalized” under the prompt corrective action rules may not accept broker deposits without the prior approval of the FDIC.  In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and would likely have to pay higher interest rates to continue to attract those deposits.  Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

          The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at December 31, 2002:

CONCENTRATION OF DEPOSITS

	December 31, 2002

	Demand	Savings and Money Market	Certificates of Deposit

Total deposits	$36,664,100	$46,361,400	$73,699,500 (1)
Balances from largest:
Single depositor	$2,582,800	$5,006,800	$1,100,000
% of total deposits	1.6%	3.2%	0.7%
Five depositors	$7,160,000	$10,930,900	$4,073,400
% of total deposits	4.6%	7.0%	2.6%

(1)  Includes $9.6 million obtained through one intermediary for over 100 different depositors.

Note: One depositor appeared in more than one category with total deposits of $1,309,900.

Borrowed Funds

          In 1999, the Bank issued at par $2.0 million of 8% Optional Convertible Subordinated Debentures due June 1, 2009 (the “Debentures”).  In April 2000, the Bank issued at par an additional $0.5 million of the Debentures.   The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share.  The Debentures are treated as Tier 2 regulatory capital for the Bank.

          At December 31, 2002, the Bank had $22.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $24.7 million and investment securities with a carrying value of $19.3 million.  The advances mature on various dates during 2004 and 2005.  Advances totaling $15.0 million bear interest at a weighted average fixed rate of 2.88% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.36% at December 31, 2002).  Interest is payable monthly with principal and any accrued interest due at maturity.  Subsequent to December 31, 2002, the Company borrowed an additional $10.0 million from the FHLB bearing interest at 2.53% and due in 2006 and purchased a similar amount of investment securities with an expected yield of 3.62% and an expected weighted average life of 3.3 years.

          In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7.0 million of trust preferred securities.  These securities mature in 2032, are redeemable at our option beginning after 5 years at par, and require quarterly distributions, initially at a rate of 5.27%, which will reset quarterly at the three month LIBOR rate plus 3.45%.  A portion of the securities (25% of Tier 1 capital or $3.1 million) also qualify as Tier 1 capital for regulatory purposes which will enable us to support further growth.  Bancshares use $3.0 million of the proceeds of such issuance to repay its capital note and contributed $3.1 million of the proceeds to the capital of the Bank

Selected Financial Ratios

          The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	2002	2001	2000

Net income to average assets	1.07%	1.04%	1.64%
Net income to average equity	16.60%	14.47%	26.19%
Average equity to average assets	6.46%	7.18%	6.70%

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

          We establish allowances for credit losses against each segment of our loan portfolio.  At December 31, 2002, our allowance for loan losses equaled 1.38% of loans.  Although we believed that we had established adequate allowances for credit losses as of December 31, 2002, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.  In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for credit losses.  Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

A significant portion of our deposits are obtained through our money desk and brokers.

          We attract primarily certificates of deposits from institutional investors telephonically nationwide through a money desk.  We also engage brokers or other intermediaries to place certificates of deposit with their customers.  As of December 31, 2002, money desk deposits were $23.8 million representing 15% of total deposits, as compared to $39.9 million at December 31, 2001 representing 33% of total deposits.  Brokered deposits were $32.8 million at December 31, 2002 representing 20.9% of total deposits as compared to $9.2 million at December 31, 2001 representing 7.6% of total deposits.  During 2002, the Company continued its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and broker deposits.

          Under the FDIC, banks that are not “well capitalized” under the prompt corrective action rules may not accept broker deposits without the prior approval of the FDIC.  In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and would likely have to pay higher interest rates to continue to attract those deposits.  Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

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

          At December 31, 2002, a significant number of our loans were collateralized by real estate located in California.  Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.

Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

          There is intense competition in Southern California and elsewhere in the United States for banking customers.  We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions.  We compete for loans primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In recent years, out-of-state financial institutions have entered the California market, which has also increased competition.  Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis.  In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers.  Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can.  We can provide no assurance that we will be able to compete effectively against our competition.

A significant portion of our loan portfolio consists of construction loans to developers for tract projects and single homes for resale to unidentified buyers.

          At December 31, 2002, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $24.6 million, representing 17.1% of our loan portfolio, and additional commitments for these projects in the amount of $28.8 million.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of Alliance Bancshares California:

          We have audited the accompanying consolidated balance sheet of Alliance Bancshares California and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Bancshares California and subsidiaries as of December 31, 2002 and the related results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN LLP

Pasadena, California
February 11, 2003

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of Alliance Bancshares California:

          We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of Alliance Bancshares California and subsidiaries (the “Company”) for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Alliance Bancshares California and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Los Angeles, California
January 25, 2002

CONSOLIDATED BALANCE SHEET

As of December 31, 2002

Assets
Cash and due from banks	$5,292,200
Federal funds sold	10,285,000

Total cash and cash equivalents	15,577,200

Time deposits with other financial institutions	3,353,200
Securities held to maturity, fair market value $29,705,200	29,474,800
Loans held for sale	7,214,800
Loans, net the allowance for loan losses of $1,982,900 at December 31, 2002	141,326,300
Equipment and leasehold improvements, net	1,125,700
Accrued interest receivable and other assets	3,793,600

Total assets	$201,865,600

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$34,296,700
Interest bearing:
Demand	2,367,400
Savings and money market	46,361,400
Certificates of deposit	73,699,500

Total deposits	156,725,000

Accrued interest payable and other liabilities	1,289,200
FHLB advances	22,000,000
Subordinated debentures	2,500,000
Trust preferred securities	7,000,000

Total liabilities	189,514,200

Commitments and contingencies	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares; outstanding – none	—
Common stock, no par value:
Authorized - 20,000,000 shares; outstanding – 4,538,679 shares	3,480,300
Undivided profits	8,871,100

Total shareholders’ equity	12,351,400

Total liabilities and shareholders’ equity	$201,865,600

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended December 31,

	2002	2001

Interest Income:
Interest and fees on loans	$ 12,086,200	$ 11,017,500
Interest on time deposits with other financial institutions	169,100	256,000
Interest on securities held to maturity	562,700	475,900
Interest on federal funds sold	237,100	464,100

Total interest income	13,055,100	12,213,500

Interest Expense:
Interest on deposits	3,743,000	4,648,300
Interest on FHLB advances	264,000	14,900
Interest on subordinated debentures	204,700	204,700
Interest on capital note	135,600	1,700
Interest on trust preferred securities	65,600	—

Total interest expense	4,412,900	4,869,600

Net interest income before provision for loan losses	8,642,200	7,343,900
Provision for Loan Losses	700,000	400,000

Net interest income	7,942,200	6,943,900
Non-Interest Income:
Service charges and fees	865,300	645,400
Net gains on sales of loans held for sale	894,600	117,800
Other non-interest income	456,200	95,400

Total non-interest income	2,216,100	858,600
Non-Interest Expense:
Salaries and related benefits	3,609,900	2,917,700
Occupancy and equipment expenses	903,100	756,400
Professional fees	470,500	276,200
Data processing	423,400	394,600
Other operating expense	1,598,700	1,041,300

Total non-interest expense	7,005,600	5,386,200

Earnings Before Income Tax Expense	3,152,700	2,416,300
Income tax expense	1,293,600	1,006,200

Net Earnings	$ 1,859,100	$ 1,410,100

Earnings per Common Share:
Basic earnings per share	$ 0.41	$ 0.31
Diluted earnings per share	$ 0.33	$ 0.26

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$1,859,100	$1,410,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization (accretion) of discounts and premiums on securities held to maturity	37,000	(36,000)
Depreciation and amortization	272,500	196,100
Deferred income taxes	127,500	(133,900)
Provision for loan losses	700,000	400,000
Net gains on sales of loans held for sale	(894,600)	(117,800)
Proceeds from sales of loans held for sale	21,862,100	6,996,600
Originations of loans held for sale	(28,182,300)	(7,308,500)
Increase in accrued interest receivable and other assets	(258,500)	(118,300)
Increase accrued interest payable and other liabilities	438,700	33,000

Net cash provided by (used in) operating activities	(4,038,500)	1,321,300

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	2,070,500	(2,688,400)
Loans	(29,868,000)	(17,837,700)
Purchase of equipment and leasehold improvements	(898,900)	(160,300)
Purchase of securities held to maturity	(33,004,200)	(2,190,600)
Proceeds from maturities of securities held to maturity	9,475,100	4,995,900
Purchase of FHLB stock	(1,084,100)	—

Net cash used by investing activities	(53,309,600)	(17,881,100)

Cash Flows from Financing Activities:
Net increase in:
Demand and savings deposits	8,071,000	5,053,900
Savings and money market	12,876,200	1,943,200
Certificates of deposit	15,093,000	1,514,500
Proceeds from stock options exercised	41,200	1,500
Proceeds from issuance of capital note	2,000,000	1,000,000
Payment on capital note	(3,000,000)	—
Proceeds from issuance of FHLB advances	17,000,000	5,000,000
Proceeds from issuance of trust preferred securities	6,751,000	—

Net cash provided by financing activities	58,832,400	14,513,100

Net increase (decrease) in cash and cash equivalents	1,484,300	(2,046,700)
Cash and cash equivalents, beginning of year	14,092,900	16,139,600

Cash and cash equivalents, end of year	$15,577,200	$14,092,900

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,223,200	$4,889,800
Income taxes	$1,090,300	$1,008,300

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Two Years Ended December 31, 2002

	Common Stock

	Number of Shares	Amount	Undivided Profits	Total

Balance, January 1, 2001	4,504,079	$3,437,600	$5,601,900	$9,039,500
Stock options exercised	1,000	1,500	—	1,500
Net earnings	—	—	1,410,100	1,410,100

Balance, December 31, 2001	4,505,079	3,439,100	7,012,000	10,451,100
Stock options exercised	33,600	41,200	—	41,200
Net earnings	—	—	1,859,100	1,859,100

Balance, December 31, 2002	4,538,679	$3,480,300	$8,871,100	$12,351,400

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2002

1.       Summary of Significant Accounting Policies

          The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), Alliance Bank (the “Bank”), Alliance Bancshares California Capital Trust I (the “Trust”) and Lexib Realcorp, a wholly owned real estate subsidiary of Alliance Bank.  Bancshares is a bank holding company that was incorporated on February 17, 2000 in the State of California. The Bank is a commercial bank incorporated on July 11, 1979 in the State of California.  The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.  References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

          On November 30, 2001, Bancshares acquired the Bank by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank’s shareholders became shareholders of the Company, owning the same number and percentage of Company shares as they had owned in the Bank.  Prior to the November 30, 2001 acquisition, the Company only had nominal assets and had not conducted any business.

          The Bank conducts its financial services primarily throughout the greater Los Angeles and Orange County areas of Southern California.  The accounting and reporting policies of the Bank and the Company conform to accounting principles generally accepted in the United States of America and general practices within the Banking industry.

          The following are descriptions of the more significant of those policies:

A.      Principles of Consolidation

          The consolidated financial statements include the accounts of Bancshares, the Bank, the Trust and the Bank’s wholly owned real estate subsidiary.  All material intercompany accounts and transactions have been eliminated.

B.      Reclassifications

          Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.  These reclassifications had no change to net earnings or earnings per share.

C.      Securities Held to Maturity

          Securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method, since management has the positive intent and ability to hold these until maturity.  The sale of a security within three months of its maturity date or after the collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

D.      Loans Held for Sale

          Loans held for sale are those loans the Company has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to serving rights retained.  All sales are made without recourse.

E.       Loans

          Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by net deferred loan fees and costs and an allowance for loan losses.  Interest is accrued daily on the outstanding balances.  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is generally amortizing these amounts over the contractual life of the loan.

          The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.  The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.      All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

          A substantial portion of the Company’s loan portfolio is secured by real estate in Southern California.  A significant downturn in the value of such real estate could have an adverse effect on the recorded investment in such loans.

F.      Allowance for Loan Losses

          The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.  The allowance is increased by provisions for loan losses charged to expense.  The balance of the loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

          Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experience and other factors in determining the adequacy of the allowance.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

          The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

          Also included in the allowance for loan losses are provisions for loans that have declined in value and which management has determined to be impaired.  Management deems a loan to be impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured on an individual basis for commercial and construction loans based upon the present value of expected future cash flows discounted at the loan’s effective rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          For impaired loans, the accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

G.      Loan Sales and Servicing

          The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of generally 75% of each loan.  The Company routinely sells the guaranteed portion of these loans to third parties and retains the unguaranteed portion of the loans sold.  Transfers of loans held for sale in which the Bank surrenders control over those loans are accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred loans, is received in exchange.  On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

          Servicing assets are recognized when loans are sold with servicing retained.  Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.  The fair value of servicing assets totaled $317,000 at December 31, 2002 and is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans.  The Company uses industry prepayment statistics in estimating the expected life of the loan.  Management periodically evaluates servicing assets for impairment.  For purposes of measuring impairment, the rights are stratified based on original term to maturity.  The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.   In estimating fair value, the Company utilizes an average prepayment assumption of approximately 14% and a discount rate of approximately 8% at December 31, 2002.  There was no impairment of servicing assets identified as of December 31, 2002.

          The principal balances of SBA loans serviced for others was $21,728,900 at December 31, 2002.

H.      Federal Home Loan Bank Stock

          The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  No ready market exists for the FHLB stock and it has no quoted market value.  The total amount of FHLB stock included in other assets was $1,084,000 at December 31, 2002.

I.        Equipment and Leasehold Improvements

          Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of the leasehold improvement or the term of the lease, whichever is shorter.

J.       Basic and Diluted Earnings per Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all convertible shares and stock options were converted or exercised. Dilution is computed by applying the “if converted” method to convertible shares and the treasury stock method to stock options.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

K.      Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold.  Generally, federal funds are sold for one-day periods.

L.      Time Deposits with Other Financial Institutions

          Time deposits with other financial institutions have an original maturity of three months to one year and are carried at cost.

M.     Income Taxes

          The Company accounts for income taxes on the asset and liability method under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year.  A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

N.      Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

O.      Stock-Based Compensation

          The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock arrangements.  However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123 requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for stock-based awards had been applied.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.   Had compensation cost for the Plan been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001

Net earnings, as reported	$1,859,100	$1,410,100
Less - Total stock-based compensation expense determined under fair value method for all qualifying awards	(20,700)	(28,100)

Pro forma net earnings	$1,838,400	$1,382,000

Earnings per share:
Basic:
As reported	$0.41	$0.31
Pro forma	0.41	0.31
Diluted:
As reported	0.33	0.26
Pro forma	0.33	0.25

P.       Fair Value of Financial Instruments

          The financial statements include various estimated fair value information as of December 31, 2002. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Company:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Time deposits with other financial institutions: The carrying amounts of time deposits with other financial institutions approximate fair values.

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

Commitments to extend credit and standby letters of credit: The fair value of commitments to extend credit and standby letters of credit were not significant at December 31, 2002.  The instruments predominantly have adjustable rates and are short term in nature.

Deposit liabilities: The fair values estimated for transactional deposit accounts (interest and non-interest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.

Accrued interest payable and other liabilities: The carrying amount of accrued interest payable and other liabilities approximates its fair value.

Borrowings:  Fair value for FHLB advances, subordinated debentures and trust preferred securities are estimated using rates currently available for similar borrowings with similar credit risk and for the remaining maturities.  The carrying amount of FHLB advances, subordinated debentures and trust preferred securities approximate their fair value.

Q.       Recent Accounting Pronouncements

           In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This SFAS addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructure).”  This SFAS is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the SFAS will have a material effect on its financial position and results of operations.

          In October 2002, the FASB issued SFAS No 147, “Acquisitions of Certain Financial Institutions,” an amendment to FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9.  The provisions of this SFAS that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions except transactions between two or more mutual enterprises.  This SFAS removes acquisitions of financial institutions from the scope of both FASB No. 72 and Interpretation 9, and requires that those transactions be accounted for in accordance with FASB No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  In addition, this FASB amends FASB No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets.  This FASB is effective for acquisitions for which the date of the transaction is on or after October 1, 2002.  The Company does not expect the FASB will have a material effect on its financial position and results of operations.

          The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these previsions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying financial statements for December 31, 2002, with no additional disclosure required.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This SFAS amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This SFAS does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results.  This SFAS was effective for years ending after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying consolidated financial statements, and accordingly, the disclosure requirements are set forth above in Note 1 in the Stock Based Compensation section.

2.       Average Reserve Balances

          The Federal Reserve Board regulations require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank.  The average reserve balance required to be maintained at the Federal Reserve Bank was $342,600 for the year ended December 31, 2002.

3.       Securities Held to Maturity

          The amortized cost and estimated fair values of securities held to maturity at December 31, 2002 are as follows:

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Agency securities	$10,017,000	$231,400	$—	$10,248,400
Collateralized mortgage obligations and mortgage backed securities	19,457,800	5,300	6,300	19,456,800

	$29,474,800	$236,700	$6,300	$29,705,200

          The amortized cost and estimated fair value of investment securities at December 31, 2002 by contractual maturities are shown in the following table.  Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There were no tax-exempt securities for the years ended December 31, 2001 or 2002.

	Amortized Cost	Estimated Fair Value

Within one year	$995,400	$1,022,100
After one year but within five years	7,020,800	7,186,900
After five years but within ten years	2,000,800	2,039,400
Collateralized mortgage obligations and mortgage backed securities	19,457,800	19,456,800

	$29,474,800	$29,705,200

          At December 31, 2002, securities with an amortized cost of $20,285,700 are pledged to secure a discount line at the Federal Reserve Bank and borrowings at the Federal Home Loan Bank.

4.       Loans

          The composition of loans at December 31, 2002 is as follows:

Commercial loans	$34,800,800
Construction loans	39,732,900
Real estate loans	61,389,200
Other loans	8,019,300

Total	143,942,200
Less – net deferred loan fees	(632,900)
Less – allowance for loan losses	(1,982,900)

Net loans	$141,326,300

          The Bank originates commercial, construction, real estate and installment loans primarily to small businesses and professionals located in Southern California.  The amount of collateral obtained, if deemed necessary by the Bank, is determined in accordance with management criteria.  Construction loans comprise 28% of total loans at December 31, 2002 and represent a significant concentration of borrowers within one industry.

          An analysis of the activity in the allowance for loan losses for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

Balance, beginning of period	$2,426,500	$2,023,400
Recoveries	96,800	39,300
Provision for loan losses	700,000	400,000
Charged offs	(1,240,400)	(36,200)

Balance, end of period	$1,982,900	$2,426,500

          Loans on which the accrual of interest had been discontinued amounted to $117,500 and $848,000 at December 31, 2002 and 2001, respectively.  If interest on those loans had been accrued, such income would have approximated $2,700 and $38,000 for 2002 and 2001, respectively.

          The recorded investment in impaired loans and the allowance for loan losses related to loan impairment at December 31, 2002 are as follows:

Principal amount of impaired loans	$771,600
Accrued interest	7,300
Deferred loan costs	11,800
Deferred loan fees	(25,500)
Less: allowance	—

$765,200

          Total cash collected on impaired loans during 2002 was $762,700, of which $752,400 was credited to the principal balance outstanding on such loans and $10,300 was recognized as interest income.  Total cash collected on impaired loans during 2001 was $99,100, of which $75,800 was credited to the principal balance outstanding on such loans and $23,300 was recognized as interest income.  Interest that would have been accrued on impaired loans during 2002 and 2001 was $94,600 and $106,400, respectively.  Interest income recognized on impaired loans for 2002 and 2001 was $7,300 and $27,600, respectively.  The average balance of impaired loans during 2002 and 2001 was $1,023,200 and $849,300, respectively.

5.       Equipment and Leasehold Improvements

          The amount of depreciation and amortization included in operating expenses was $272,500 and $196,100 for 2002 and 2001, respectively, and is based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

          Equipment and leasehold improvements as of December 31, 2002 consist of the following:

Furniture, fixtures and equipment	$2,291,700
Leasehold improvements	549,800

2,841,500
Less – Accumulated depreciation and amortization	(1,715,800)

$1,125,700

6.       Income Taxes

          The provision (benefit) for income taxes for the years ended December 31, 2002 and 2001 consists of the following:

	2002	2001

Current:
Federal	$868,100	$902,800
State	298,000	237,300

	1,166,100	1,140,100
Deferred:
Federal	93,700	(88,300)
State	33,800	(45,600)

	127,500	(133,900)

	$1,293,600	$1,006,200

          As a result of the following items, the total provision (benefit) for income taxes for 2002 and 2001 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	2002	2001

Federal income tax at statutory rate	34.0%	34.0%
Changes due to:
State franchise tax, net of federal income tax benefit	7.2	7.2
Other	(0.2)	0.4

	41.0%	41.6%

          Deferred tax assets and liabilities consist of the following at December 31, 2002:

Deferred tax assets
Allowance for loan losses	$635,800
Other, net	51,300

687,100
Valuation allowance	—

Net deferred tax asset included in other assets	$687,100

7.       Earnings Per Share

          Basic and diluted earnings per share for the years ended December 31, 2002 and 2001 are computed as follows:

2002	Net Earnings	Shares	Per Share Amt

Net Earnings	$1,859,100

Basic earnings per share:
Net earnings available to common shareholders	$1,859,100	4,529,937	$0.41
Effect of conversion of subordinated debentures	116,000	1,250,000
Effect of conversion of options and warrants	—	175,207

Diluted earnings per share:
Net earnings available to common shareholders	$1,975,100	5,955,144	$0.33

2001	Net Earnings	Shares	Per Share Amt

Net Earnings	$1,410,100

Basic earnings per share:
Net earnings available to common shareholders	$1,410,100	4,504,882	$0.31
Effect of conversion of subordinated debentures	118,700	1,250,000
Effect of conversion of options and warrants	—	224,767

Diluted earnings per share:
Net earnings available to common shareholders	$1,528,800	5,979,649	$0.26

8.       Employee Benefit Plans

          The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan”) provides for the issuance of up to 600,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options.  The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant or have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company).  Options vest in various increments of 20% per year to 100% per year.  As of December 31, 2002, under the Plan 221,600 shares had been issued, options to purchase 335,000 shares were outstanding, and 43,400 shares remained available for future options.

          The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 2001: risk-free interest rate of 4.52%; expected lives ranging from 5 to 10 years; and the estimated volatility of Company’s stock of 20%.  The average fair value per share of options granted during 2001 was $2.55.  There were no options granted for the year ended December 31, 2002.

          A summary of the status of the Plan as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price

December 31, 2002:
Outstanding at beginning of year	383,000	$1.42
Granted	—	—
Exercised	(33,600)	1.23
Forfeited	(14,400)	1.72

Outstanding at end of year	335,000	1.43

Options exercisable at year-end	266,200	1.29

December 31, 2001:
Outstanding at beginning of year	364,000	$1.34
Granted	25,000	2.75
Exercised	(1,000)	1.50
Forfeited	(5,000)	2.25

Outstanding at end of year	383,000	1.42

Options exercisable at year-end	264,000	1.21

          The following information applies to options outstanding at December 31, 2002:

	Exercise price

	$1.00 - $2.00	$2.01 - $2.75

Number of options outstanding	309,000	26,000
Weighted-average exercise price	$1.32	$2.73
Weighted-average remaining contractual life	4.8 years	8.5 years
Number of options exercisable	260,800	5,400
Weighted average exercise price of options exercisable	$1.26	$2.71

          The Company has an employee retirement savings plan which qualifies as a 401(K) savings plan for federal income tax purposes.  The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 4% of each employee’s gross salary.  For the years ended December 31, 2002 and 2001, the Company contributed approximately $111,100 and $77,600, respectively.

9.       Certificates of Deposit

          The aggregate amount of the certificates of deposits in denominations of $100,000 or more at December 31, 2002 was approximately $52,848,800.  Interest expense on such deposits was approximately $2,071,500 in 2002 and $1,738,600 in 2001.

          At December 31, 2002, the approximate scheduled maturities of certificates of deposits in denominations of $100,000 or more are as follows:

2003	$47,907,900
2004	4,840,900
2005	100,000

Total	$52,848,800

          Time deposits include amounts arranged through a single intermediary totaling 44.5% of all time deposits at December 31, 2002.

10.      Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

          Lease Commitment:  The Bank entered into a noncancelable operating lease relating to its corporate headquarters and Los Angeles county regional office through January 31, 2010.  The Bank has also entered into a five-year lease for its Orange County regional office which commenced in December 2002.  As of December 31, 2002, the future minimum lease payments under the two leases are as follows:

Year ending December 31:	Operating Lease

2003	$430,700
2004	501,800
2005	506,700
2006	511,500
2007	493,300
Thereafter	509,200

$2,953,200

          Rent expense for the years ended December 31, 2002 and 2001 totaled approximately $517,200 and $441,000, respectively.

          Legal Contingencies:  The Companyis subject to various claims and lawsuits which arise in the ordinary course of business.  The Companydoes not anticipate any material losses with respect to any matters existing at December 31, 2002.

          Financial Instruments with Off-Balance Sheet Risk:  The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Contractual or notional amount

Commitments to extend credit	$63,389,600
Standby letters of credit and financial guarantees written	$288,500

          Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include assignment of deposits and assignment of real estate interests.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  All standby letters of credit existing at December 31, 2002 will mature at various dates through 2003.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

11.      Parent Company Only Condensed Financial Statements

          The condensed parent company financial statements of Bancshares follow:

          Condensed Statement of Financial Condition

December 31, 2002

(Dollars in thousands)
Assets:
Cash and due from banks	$20
Investments in subsidiaries	19,068
Other assets	329

Total assets	$19,417

Liabilities and Shareholders’ Equity:
Other liabilities	$66
Trust preferred securities	7,000
Shareholders’ equity	12,351

Total Liabilities and Shareholders’ Equity	$19,417

Condensed Statement of Operations

	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Dividend from Bank	$50	$—
Interest expense	(205)	—
Other expenses	—	(19)

Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(155)	(19)
Income tax benefit	(83)	—

Loss before equity in undistributed earnings of subsidiaries	(72)	(19)
Equity in undistributed earnings of subsidiaries	1,931	1,429

Net earnings	$1,859	$1,410

Condensed Statement of Cash Flows

	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$1,859	$1,410
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,931)	(1,429)
(Increase) in other assets	(50)	(30)
Increase in other liabilities	64	2

Net cash used in operating activities	(58)	(47)
Cash Flows from Investing Activities -
Investment in subsidiaries	(5,717)	(11,420)
Issuance of capital stock in merger with Bank	—	10,420

Net cash used in investing activities	(5,717)	(1,000)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	41	—
Proceeds from issuance of capital note	2,000	1,000
Payment on capital note	(3,000)	—
Proceeds from issuance of trust preferred securities	6,751	—

Net cash provided by financing activities	5,791	1,000

Net increase (decrease) in cash and cash equivalents	17	(47)
Cash and cash equivalents, beginning of period	3	50

Cash and cash equivalents, end of period	$20	$3

12.     Fair Value of Financial Instruments

          The estimated fair value of the Company’sfinancial instruments at December 31, 2002, are as follows:

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$15,577,200	$15,577,200
Time deposits with other financial institutions	3,353,200	3,353,200
Securities held to maturity	29,474,800	29,705,200
Loans	148,541,100	148,786,700
Accrued interest receivable	817,700	817,700
Financial liabilities:
Deposits	$156,725,000	$157,069,900
Accrued interest payable	404,800	404,800
FHLB advances	22,000,000	22,000,000
Subordinated debentures	2,500,000	2,500,000
Trust preferred securities	7,000,000	7,000,000

13.     Shareholders’ Equity

          At December 31, 2002, there were outstanding warrants to purchase 100,000 shares of the Company’s common stock at a price of $1.05 per share at any time prior to December 31, 2007.

          In 1999, the Bank issued $2,000,000 aggregate principal amount of 8% subordinated optional convertible debentures due June 1, 2009.  The debentures are convertible until December 1, 2004, at the option of the holder into shares of common stock of the Company at the conversion rate of $2.00 per share.  In April 2000, the Bank issued an additional $500,000 of these debentures.

          In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,000,000 of trust preferred securities. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.27%, which will reset quarterly at the three-month LIBOR rate plus 3.45.  Bancshares used $3 million of the proceeds from such issuance to repay Bancshares’ capital note and contributed $3,500,000 to the capital of the Bank.

14.     Related Party Transactions

          A member of the Bank’s board of directors is also a partner of a law firm that provides legal services to the Bank.  Fees paid to such law firm for the years ended December 31, 2002 and 2001 totaled $13,900 and $15,600, respectively.

          The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant shareholders, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties).  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.

          An analysis of the activity with respect to loans to related parties for the year ended 2002 is as follows:

	Balances at January 1, 2002	New Loans & Additions	Repayments	Balances at December 31, 2002

Directors and officers	$647,100	$281,500	$492,100	$441,500

          None of these loans are past due, considered impaired or on nonaccrual at December 31, 2002.

15.     Regulatory Matters

          The Company is subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain actions by regulators, which, if undertaken, could have a material effect on the Company’s financial statements.  The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles.  The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  Prompt corrective action does not apply to bank holding companies.

          To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that regulatory notification that management believes have changed the institution’s category.  The Company and the Bank’s actual capital amounts and ratios as of December 31, 2002 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount (000)	Ratio	Amount (000)	Ratio	Amount (000)	Ratio

Company
Total Capital (to risk-weighted assets)	$23,834	14.29%	$12,231	>= 8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$15,439	9.26%	$5,336	>= 4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$15,439	8.20%	$6,025	>= 4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$23,333	14.01%	$12,188	>= 8.0%	$15,235	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$18,851	11.32%	$6,660	>= 4.0%	$9,990	>= 6.0%
Tier 1 Capital (to average assets)	$18,851	10.01%	$7,531	>= 4.0%	$9,414	>= 5.0%

          The Company has no formal dividend policy, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements.  In order to pay any cash dividends, the Company must receive payments of dividends form the Bank.  There are certain regulatory limitations on the payment of cash dividends by banks.

16.     Debt Arrangements

          As of December 31, 2002, the Bank had $22,000,000 in advances from the Federal Home Loan Bank of San Francisco (the “FHLB of San Francisco”).  The advances are collateralized by certain qualifying loans with a carrying value of $24,743,900 and investment securities with a carrying value of $19,290,300 that have been pledged to secure the advances at December 31, 2002.  The advances mature on various dates during 2004 and 2005.  Advances totaling $15,000,000 bear interest at a weighted average fixed rate of 2.88% and an advance totaling $7,000,000 bears interest at a rate of the prime lending rate less 2.89% or 1.36% at December 31, 2002. Interest is payable monthly with principal and any accrued interest due at maturity.  Subsequent to December 31, 2002, the Company borrowed an additional $10 million from the FHLB of San Francisco bearing interest at 2.53% due in 2006 and purchased a similar amount of investment securities.

          The following table provides additional information concerning the FHLB advances:

Maximum 2002 balance	$22,000,000
Average daily balance	$8,109,600
Weighted average rate paid during the year	3.26%
Balance at year-end	$22,000,000

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

          The information under the captions “Election of Directors,” “Other Information – Executive Officers” and “Other Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held on May 31, 2002 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

          The information under the subcaptions “Other Information - Executive Compensation,” and “Election of Directors - Compensation of Directors,” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information under the captions “Other Information - Principal Shareholders” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption “Other Information – Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See attached index to exhibits, which is incorporated herein by reference.

(b)	Reports on Form 8-K:

None

ITEM 14.	CONTROLS AND PROCEDURES

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this annual report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

          During the year ended December 31, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES CALIFORNIA

Dated: March 28, 2003	By:	/s/ CURTIS S. REIS

Curtis S. Reis, President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ CURTIS S. REIS	March 28, 2003

Curtis S. Reis
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT H. THOMPSON	March 28, 2003

Robert H. Thompson Director

/s/ LYN S. CARON	March 28, 2003

Lyn S. Caron Director and Executive Vice President

/s/ D. GREGORY SCOTT	March 28, 2003

D. Gregory Scott Director

/s/ MICHAEL L. ABRAMS	March 28, 2003

Michael L. Abrams Director

/s/ WILLIE D. DAVIS	March 28, 2003

Willie D. Davis Director

/s/ ROBERT H. BOTHNER	March 28, 2003

Robert H. Bothner Director

/s/ DANIEL L. ERICKSON	March 28, 2003

Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 18, 2001 and filed with the California Secretary of State on November 30, 2001 between Alliance Bancshares California, Alliance Bank and ALL Merger Company*

3.1	Articles of Incorporation of Alliance Bancshares California*

3.2	By-laws of Alliance Bancshares California*

4.1	Specimen common stock certificate*

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and Form of incentive stock option plan and non-qualified stock option agreement*

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors*

10.3	Form of 8% Optional Convertible Subordinated Debentures**

10.4	Warrants to Purchase 100,000 shares of Common Stock issued to Curtis S. Reis**

10.7

Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000**

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2001**; Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002.

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002.

21.1	List of Subsidiaries

23.1	Consent of McGladrey & Pullen LLP.

23.2	Consent of Grant Thornton LLP.

99.1	Certificate by Curtis S. Reis, President and Chief Executive Officer of the Company dated March 28, 2003 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 28, 2003 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*

Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.

**	Incorporated by reference to the 2001 Form 10-KSB.

Certifications for Form 10-KSB

I, Curtis S. Reis, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Alliance Bancshares California;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	Name:	/s/ CURTIS S. REIS

	Title:	President and Chief Executive Officer

Certifications for Form 10-KSB

I, Daniel L. Erickson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Alliance Bancshares California;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	Name:	/s/ DANIEL L. ERICKSON

	Title:	Executive Vice President Chief Financial Officer