Form 10QSB
period 2003-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2003-05-15
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

4,542,679 shares of Common Stock as of April 30, 2003

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB
FOR
THE QUARTER ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003
(Unaudited)
Assets
Cash and due from banks	$5,694,100
Federal funds sold	29,940,000

Total cash and cash equivalents	35,634,100
Time deposits with other financial institutions	3,926,800
Securities held to maturity, fair market value $32,628,000	32,354,800
Loans held for sale	6,830,000
Loans, net of the allowance for loan losses of $2,421,400	146,626,500
Equipment and leasehold improvements, net	1,124,200
Accrued interest receivable and other assets	4,234,300

Total assets	$230,730,700

Liabilities and Shareholders’ Equity
Deposits:
Demand	$34,720,800
Interest bearing:
Demand	3,925,200
Savings and money market	69,827,900
Time	66,757,700

Total deposits	175,231,600

Accrued interest payable and other liabilities	1,100,300
FHLB advances	32,000,000
Subordinated debentures	2,500,000
Trust preferred securities	7,000,000

Total liabilities	217,831,900

Commitments and contingencies	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
Outstanding – none	—
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 4,542,679 shares	3,488,300
Undivided profits	9,410,500

Total shareholders’ equity	12,898,800

Total liabilities and shareholders’ equity	$230,730,700

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income:
Interest and fees on loans	$3,204,600	$2,598,100
Interest on time deposits with other financial institutions	35,500	58,700
Interest on securities held to maturity	331,200	79,300
Interest on federal funds sold	59,900	52,200

Total interest income	3,631,200	2,788,300

Interest expense:
Interest on deposits	890,000	867,400
Interest on FHLB advances	160,000	51,500
Interest on subordinated optional convertible debentures	50,500	50,500
Interest on capital note	—	17,900
Interest on trust preferred securities	87,300	—

Total interest expense	1,187,800	987,300

Net interest income before provision for loan losses	2,443,400	1,801,000
Provision for loan losses	425,000	100,000

Net interest income	2,018,400	1,701,000
Non-interest income	730,400	290,100
Non-interest expenses:
Salaries and related benefits	911,500	862,400
Occupancy and equipment expenses	202,500	202,600
Other operating expenses	725,300	538,000

Total non-interest expense	1,839,300	1,603,000

Earnings before income tax expense	909,500	388,100
Income tax expense	370,100	180,200

Net earnings	$539,400	$207,900

Earnings per common share:
Basic earnings per share	$0.12	$0.05
Diluted earnings per share	$0.09	$0.04

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$539,400	$207,900
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums on securities held to maturity	55,100	300
Depreciation and amortization	79,700	55,100
Provision for loan losses	425,000	100,000
Net gains on sales of loans held for sale	(265,300)	(27,100)
Proceeds from sales of loans held for sale	6,993,200	456,800
Originations of loans held for sale	(6,343,100)	(1,593,000)
(Increase) decrease in accrued interest receivable and other assets	309,300	(466,300)
Decrease in accrued interest payable and other liabilities	(188,900)	(63,700)

Net cash provided by (used in) operating activities	1,604,400	(1,330,000)

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(573,600)	589,900
Loans	(5,725,200)	(15,811,000)
Purchase of equipment and leasehold improvements	(78,200)	(38,100)
Purchase of FHLB stock	(750,000)	—
Purchase of securities held to maturity	(8,071,900)	(2,038,600)
Proceeds from maturities of securities held to maturity	5,136,800	3,000,000

Net cash used by investing activities	(10,062,100)	(14,297,800)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	1,981,900	497,500
Savings and money market deposits	23,466,500	(173,100)
Time deposits	(6,941,800)	15,663,900
Proceeds from stock options exercised	8,000	3,200
FHLB advances	10,000,000	—
Proceeds from issuance of capital note	—	1,000,000

Net cash provided by financing activities	28,514,600	16,991,500

Net increase in cash and cash equivalents	20,056,900	1,363,700
Cash and cash equivalents, beginning of period	15,577,200	14,092,900

Cash and cash equivalents, end of period	$35,634,100	$15,456,600

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,162,200	$908,300
Income taxes	481,800	135,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Unaudited)

1.     Nature of Business and Significant Accounting Policies

               Organization

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles.  However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2002 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

               The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2003.

               The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiaries Alliance Bank (the “Bank”) and Alliance Bancshares California Capital Trust I (the “Trust”), and Lexib Realcorp, a wholly owned subsidiary of the Bank.  Bancshares is a bank holding company which was incorporated in February 2000 in the State of California.  The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.  References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

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

               Reclassifications

               Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.  These reclassifications had no change to net earnings or shareholders’ equity previously reported.

               Earnings Per Share

               Basic earnings per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period.  The weighted average numbers of shares used in the basic earnings per share computations for the quarter ended March 31, 2003 were 4,541,301 and for the quarter ended March 31, 2002 were 4,506,070.  The weighted average numbers of shares used in the diluted earnings per share computations for the quarter ended March 31, 2003 were 6,014,514 and for the quarter ended March 31, 2002 were 5,957,737.

               Basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 are computed as follows:

2003	Net Earnings	Shares	Per Share Amount

Net Earnings	$539,400

Basic earnings per share:

Net earnings available to common shareholders	$539,400	4,541,301	$0.12

Effect of conversion of subordinated debentures	29,300	1,250,000

Effect of conversion of options and warrants		223,213

Diluted earnings per share:
Net earnings available to common shareholders	$568,700	6,014,514	$0.09

2002	Net Earnings	Shares	Per Share Amount

Net Earnings	$207,900

Basic earnings per share:
Net earnings available to common shareholders	$207,900	4,506,070	$0.05
Effect of conversion of subordinated debentures	29,300	1,250,000
Effect of conversion of options and warrants		201,667

Diluted earnings per share:
Net earnings available to common shareholders	$237,200	5,957,737	$0.04

               Equity Compensation Plans

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

	March 31,

	2003	2002

Net earnings, as reported	$539,400	$207,900
Less - Total stock-based compensation expense determined under fair value method for all qualifying awards	(5,200)	(5,200)

Pro forma net earnings	$534,200	$202,700

Earnings per share:
Basic:
As reported	$0.12	$0.05
Pro forma	0.12	0.04
Diluted:
As reported	0.09	0.04
Pro forma	0.09	0.03

2.      Securities Held to Maturity

               The amortized cost and estimated fair values of securities held to maturity at March 31, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency securities	$10,014,000	$227,500	$—	$10,241,500
Collateralized mortgage obligations and mortgage backed securities	22,340,800	57,200	(11,500)	22,386,500

	$32,354,800	$284,700	$(11,500)	$32,628,000

3.     Allowance for Loan Losses

               The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three Months Ended March 31,

	2003	2002

Balance at beginning of period	$1,982,900	$2,426,500
Charge-offs	(9,800)	(164,100)
Recoveries	23,300	6,500

Net charge-offs	13,500	(157,600)
Additional provisions	425,000	100,000

Balance at end of period	$2,421,400	$2,368,900

4.     Commitments and Contingencies

               Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At March 31, 2003, we had undisbursed loan commitments of $64.7 million.

               Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public and private borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At March 31, 2003, we had outstanding standby letters of credit with a potential $0.1 million of obligations.  These standby letters of credit will mature in 2003.

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

Overview

               We recorded net earnings of $0.5 million ($0.12 basic and $0.09 diluted earnings per share) for the first quarter of 2003 as compared to net earnings of $0.2 million ($0.05 basic and $0.04 diluted earnings per share) for the first quarter of 2002.  The improvement in net earnings in 2003 was due primarily to increases in net interest income, gains on the sales of loans and broker fees on loans referred to other lenders.

               We continued to grow, with assets increasing from $201.9 million at December 31, 2002 to $230.7 million at March 31, 2003.  Net loans continue to constitute the largest portion (approximately 70%) of our interest earning assets, and grew from $148.5 million at December 31, 2002 to $153.5 million at March 31, 2003.

               Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended March 31,

	2003	2002

Return on average assets (1)	1.00%	0.56%
Return on average shareholders' equity (1)	17.27%	7.90%
Net yield on average interest earning assets (1)	4.76%	5.08%
Earnings per common share:
Basic earnings per share	$0.12	$0.05
Diluted earnings per share	$0.09	$0.04

(1)     Annualized

RESULTS OF OPERATIONS – Three Months Ended March 31, 2003 and 2002

Net Interest Income

We recorded interest income of $3.6 million for the quarter ended March 31, 2003 as compared to $2.8 million for the quarter ended March 31, 2002.  Interest expense totaled $1.2 million for the quarter ended March 31, 2003 as compared to $1.0 million for the quarter ended March 31, 2002.  The increases in interest income and interest expense were due to increases in the amount of interest earning assets and interest bearing liabilities, as the weighted average yields earned and rates paid decreased due to lower market interest rates.

Net interest income before provision for loan losses increased to $2.4 million for the quarter ended March 31, 2003, from $1.8 million for the quarter ended March 31, 2002.  This was due primarily to an increase in average interest earning assets from $141.9 million for the quarter ended March 31, 2002 to $208.3 million for the quarter ended March 31, 2003 and, to a lesser extent, to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $29.2 million to $35.5 million.  The increase in net average interest earning assets was due principally to a $7.5 million increase in average non-interest bearing demand deposit.  Net interest income was impacted by a decrease in the net yield on interest earning assets, or net interest margin, from 5.08% for the quarter ended March 31, 2002 to 4.76% for the quarter ended March 31, 2003.  This decrease reflected declining market interest rates initiated by the FRB, resulting in the weighted average prime rate decreasing from 4.75% for the quarter ended March 31, 2002 to 4.25% for the quarter ended March 31, 2003.  Because loans represented in excess of 70% of our interest earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate, the weighted average yield on our interest earning assets decreased 0.90% from 7.97% for the quarter ended March 31, 2002 to 7.07% for the quarter ended March 31, 2003.  By comparison, the weighted average rate paid on our interest bearing liabilities decreased 0.76% for the quarter ended March 31, 2002, as our time deposits, which have terms up to three years, adjust rates only upon maturity.

               The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31,

	2003			2002

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$20,192,700	$59,900	1.20%	$11,976,300	$52,200	1.77%
Time deposits	3,608,100	35,500	3.99%	5,254,900	58,700	4.53%
Securities	32,857,400	331,200	4.09%	5,179,300	79,300	6.21%
Loans	151,618,300	3,204,600	8.57%	119,472,700	2,598,100	8.82%

Total interest-earning assets	208,276,400	3,631,200	7.07%	141,883,200	2,788,300	7.97%

Non-interest-earning assets	9,841,100			6,136,600

Total assets	$218,117,500			$148,019,800

Interest bearing liabilities:
Interest-bearing demand deposits	$3,107,600	7,600	0.59%	$2,714,400	4,300	0.64%
Savings and money market deposits	59,744,300	310,300	2.11%	34,167,300	141,500	1.68%
Time deposits	71,474,200	572,100	3.25%	67,087,200	721,600	4.36%
FHLB advances	29,000,000	160,000	2.24%	5,000,000	51,500	4.18%
Subordinated debentures	2,500,000	50,500	8.19%	2,500,000	50,500	8.19%
Trust preferred securities	7,000,000	87,300	5.06%	—	—	—
Capital note	—	—	—	1,200,000	17,900	6.05%

Total interest-bearing liabilities	172,826,100	1,187,800	2.79%	112,668,900	987,300	3.55%

				24,777,100

Non-interest bearing liabilities	32,625,200			24,777,100

Total liabilities	205,451,300			137,446,000
Shareholders’ equity	12,666,200			10,573,800

Total liabilities and shareholders’ equity	$218,117,500			$148,019,800

Net interest income		$2,443,400			$1,801,000

Interest rate spread			4.28%			4.42%
Net interest margin			4.76%			5.08%

Note: Interest income on loans includes loan fees.

Provision for Loan Losses

               We charged $0.4 million to the allowance for loan and lease losses (“ALLL”) for the quarter ended March 31, 2003 as compared to $0.1 million for the quarter ended March 31, 2002.  These provisions were based on our policies and procedures established for the ALLL.   See “Financial Condition - Changes in the Allowance for Loan Losses” below.

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

Non-Interest Income

               Non-interest income includes primarily service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders.  Non-interest income increased 152% from the quarter ended March 31, 2002 to the quarter ended March 31, 2003, primarily due to an increase in net gains on sales of loans (the guaranteed portion of SBA loans) of $0.2 million and an increase of $0.2 million in loan broker fees.  Our ability to generate gains on sales of loans and loan broker fees depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates.  Accordingly, gains and losses from sales of loans and loan broker fees may fluctuate significantly from period to period, and results in any period relating to loan sales and broker fees are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

               Salary and related expenses increased by 5.7% from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 due primarily to an increase in the number of employees.  At March 31, 2003, we employed 47 full time employees, compared with 42 employees at March 31, 2002.

               Occupancy and equipment expenses remained unchanged from the quarter ended March 31, 2002 to the quarter ended March 31, 2003.  Rent expense is scheduled to increase in April 2003 by $20,600 per month from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California.

               Other operating expenses increased 34.8% from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 due in part to increases in advertising, business development and marketing expenses.  These additional expenses were incurred for customer appreciation functions, marketing brochures and a deposit promotion program.

FINANCIAL CONDITION

Regulatory Capital

               At March 31, 2003, Bancshares and Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $16.2 million and $19.4 million, respectively.  Our regulatory capital increased since March 31, 2002 as a result of net earnings and, in the case of the Bank, from a capital contribution by Bancshares of $2.0 million using the proceeds of its prior credit facility and $3.5 million of proceeds from the issuance of the trust preferred securities.  Bancshares’ total capital increased by $7.0 million from the issuance of the trust preferred securities, a portion of which qualifies as Tier 1 capital ($3.3 million at March 31, 2003).  At March 31, 2003, Bancshares and the Bank were each “well capitalized” as defined under applicable regulations.  The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
March 31, 2003
(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bancshares
Total Capital (to risk-weighted assets)	$24,522	14.4%	$13,613	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$16,159	9.5%	$6,806	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$16,159	7.4%	$8,712	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$24,068	14.2%	$13,613	>=8.0%	$17,016	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$19,445	11.4%	$6,806	>=4.0%	$10,210	>=6.0%
Tier 1 Capital (to average assets)	$19,445	8.9%	$8,712	>=4.0%	$10,890	>=5.0%

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

               Deposits provide most of our funds.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 86% and 94% of our funding as a percentage of average total assets during the three months ended March 31, 2003 and 2002, respectively.  This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

               Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB.  Borrowings from the FRB are short-term and must be collateralized by pledged securities.  As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time.  Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors.  Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities.  Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years.  As of March 31, 2003, we had $32,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

               We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited.  During the three months ended March 31, 2003, we had an average balance of $20.2 million in overnight funds sold representing 9.3% of total average assets.

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

               The following table sets forth the distribution of rate-sensitive assets and liabilities at March 31, 2003:

RATE SENSITIVITY
March 31, 2003

	Three Months or Less	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

Rate-Sensitive Assets:
Federal funds sold	$29,940,000	$—	$—	$—	$29,940,000
Interest-bearing deposits with other financial institutions	1,160,500	1,783,000	983,300	—	3,926,800
Securities held to maturity	—	2,013,900	6,000,000	24,340,900	32,354,800
Loans, gross	76,073,900	38,839,000	29,727,000	11,238,000	155,877,900

Total rate-sensitive assets	$107,174,400	$42,635,900	$36,710,300	$35,578,900	$222,099,500

Liabilities and Stockholders’ Equity:
Demand deposits	$3,925,200	$—	$—	$—	$3,925,200
Savings and money market accounts	69,827,900	—	—	—	69,827,900
Time deposits	23,168,700	38,943,000	4,646,000	—	66,757,700
FHLB advances	7,000,000	—	25,000,000	—	32,000,000
Subordinated debentures	—	—	2,500,000	—	2,500,000
Trust preferred securities	7,000,000	—	—	—	7,000,000

Total rate-sensitive liabilities	$110,921,800	$38,943,000	$32,146,000	$—	$182,010,800

Interval Gaps:
Interest rate sensitivity gap	$(3,747,400)	$3,692,900	$4,564,300	35,578,900	$40,088,700

Rate sensitive assets to rate sensitive liabilities	96.6%	109.5%	114.2%	N/A	122.0%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(3,747,400)	$(54,500)	$4,509,800	$40,088,700	$40,088,700

Rate sensitive assets to rate sensitive liabilities	96.6%	100.0%	102.5%	122.0%

Investments in Time Deposits and Securities

               The following table provides certain information regarding our investments in time deposits with other financial institutions at March 31, 2003:

TIME DEPOSITS INVESTMENTS

	March 31, 2003

	Book Value	Weighted Average Yield

Time deposits maturing:
One year or less	$2,943,500	3.93%
After one year but within five years	983,300	3.70%

Total time deposits	$3,926,800	3.88%

               The following table provides certain information regarding our investment securities at March 31, 2003.  Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There were no tax-exempt securities for the quarters ended March 31, 2002 or 2003.

INVESTMENT SECURITIES

	March 31, 2003

	Book Value	Weighted Average Yield

Investment securities maturing:
Within one year	$2,013,900	5.05%
After one year but within five years	6,000,000	5.19%
After five years but within ten years	2,000,100	5.33%
Collateralized mortgage obligations and mortgage backed securities	22,340,800	3.97%

Total investment securities	$32,354,800	4.35%

               Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements.  At March 31, 2003, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

Loans

               Our present lending strategy is to attract small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service.  We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit.  We often tailor our loan products to meet the specific needs of our borrowers.  Our primary lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura.

               The following table sets forth the composition of our loan portfolio at March 31, 2003:

LOAN PORTFOLIO COMPOSITION

	March 31, 2003

	Amount Outstanding	Percent of Total

Commercial loans	$40,928,300	27.3%
Construction loans	36,302,000	24.3
Real estate loans	64,213,200	43.0
Other loans	8,054,600	5.4

	149,498,100	100.0%

Less – Deferred loan fees	(450,200)
Less – Allowance for loan losses	(2,421,400)

Net loans	$146,626,500

               Our strategy has been to reduce our level of construction loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital.  Loan growth has occurred in our commercial loan portfolio, which has generated greater diversification, and in real estate loans.

Non-Performing Assets

               Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”).  Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan.  The following table sets forth information about non-performing assets at March 31, 2003:

NON-PERFORMING ASSETS

March 31, 2003

Non-accrual loans	$2,659,300
Accruing loans past due 90 days or more	4,100
Troubled debt restructurings	—
Other real estate owned	—

Total	$2,663,400

               Nonperforming assets increased from $0.1 million at December 31, 2002 to $2.7 million at March 31, 2003.  The principal component of this increase is a commercial line of credit secured by all the borrower’s assets with an outstanding balance of approximately $1.8 million at March 31, 2003.  Although this loan is not in default, we classified the loan as “substandard” effective March 31, 2003, and accordingly assigned $0.4 million of the allowance for loan losses.  We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in a material additions in the allowance for loan losses.

               The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $21,700 for the three months ended March 31, 2003.  Cash collections on non-performing loans totaled $3,300 during the quarter ended March 31, 2003 of which $1,400 was applied to principal and $1,900 was recorded as interest income.  Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the three month periods ended March 31, 2003 and 2002.

Impaired Loans

               An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

               We determine impaired loans by a periodic evaluation on an individual loan basis.  At March 31, 2003 and December 31, 2002, we had classified $2.4 million and $0.8 million, respectively, of our loans as impaired for which a $0.4 million reserve and zero reserve, respectively, were assigned.  In the three months ended March 31, 2003, we collected $3,800 on impaired loans.

Changes in Allowance for Loan Losses

               The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three Months Ended March 31,

	2003	2002

Balance at beginning of period	$1,982,900	$2,426,500
Charge-offs – commercial loans	(9,800)	(164,100)
Recoveries – commercial loans	23,300	6,500

Net recoveries (charge-offs)	13,500	(157,600)
Additional provisions	425,000	100,000

Balance at end of period	$2,421,400	$2,368,500

               The provision for loan losses was increased for the three months ended March 31, 2003 primarily due to the increased level of non-accrual loans.

Off-Balance Sheet Credit Commitments and Contingent Obligations

               Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At March 31, 2003, we had undisbursed loan commitments of $64.7 million.

               Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public andprivate borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At March 31, 2003, we had outstanding standby letters of credit with a potential $0.1 million of obligations.  These standby letters of credit will mature in 2003.

Deposits

               Total deposits increased from $156.7 million at December 31, 2002 to $175.2 million at March 31, 2003.  This increase was primarily due to a $23.5 million increase in savings and money market deposits primarily generated as a result of a deposit promotion campaign conducted by the Bank, which we used to fund the growth in our loan portfolio and increase our liquidity.

               The following table sets forth information concerning the amount of deposits from various sources at March 31, 2003:

	March 31, 2003

	Amount	Percent of Total Deposits

Branches	$125,064,100	71.4%
Money desk	22,938,500	13.1
Brokered	27,229,000	15.5

Total	$175,231,600	100.0%

               We telephonically solicit deposits through our money desk, which attracts primarily time deposits nationwide.  We also engage brokers or other intermediaries to place certificates of deposit with their customers.  The certificates of deposits obtained through our money desk and deposit brokers generally had maturities ranging from six months to twenty-four months.  We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor.  In addition, we have historically maintained a level of liquidity intended specifically to counter any concurrent deposit reduction that might occur.

               In recent years, the interest rates on certificates of deposit obtained through our money desk or deposit brokers generally have been lower than the interest rates then offered to local customers for certificates of deposit with comparable maturities.  We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty smaller banks with fewer branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

               Banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC.  In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and would likely have to pay higher interest rates to continue to attract those deposits.  Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

Borrowed Funds

               At March 31, 2003, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $25.0 million and investment securities with a carrying value of $24.8 million.  The advances mature on various dates from 2004 through 2006.  Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.36% at March 31, 2003).  Interest is payable monthly with principal and any accrued interest due at maturity.

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

               We establish allowances for loan losses against each segment of our loan portfolio.  At March 31, 2003, our allowance for loan losses equaled 1.6% of loans.  Although we believed that we had established adequate allowances for loan losses as of March 31, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.  In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses.  Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.  As discussed under “Financial Condition – Non-Performing Assets,” we continue to closely monitor a $1.8 million loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in a material addition in the allowance for loan losses.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

               We attract primarily certificates of deposits from institutional investors telephonically nationwide through a money desk.  We also engage brokers or other intermediaries to place certificates of deposit with their customers.  As of March 31, 2003, money desk deposits were $22.9 million representing 13% of total deposits, as compared to $23.8 million at December 31, 2002 representing 15% of total deposits.  Brokered deposits were $27.2 million at March 31, 2003 representing 16% of total deposits as compared to $32.8 million at December 31, 2002 representing 21% of total deposits.  During 2003, the Company continued its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and broker deposits.

               Banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC.  In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and would likely have to pay higher interest rates to continue to attract those deposits.  Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

Economic conditions may worsen.

               Our business is strongly influenced by economic conditions in our market area (principally Southern California) as well as regional and national economic conditions including the uncertainties of post war Iraq, large budget deficits and a weak economy.  Should the economic condition in these areas further deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

               At March 31, 2003, a significant number of our loans were collateralized by real estate located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

A significant portion of our loan portfolio consists of construction loans to developers for tract projects and single homes for sale to unidentified buyers.

               At March 31, 2003, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $24.6 million, representing 16.4% of our loan portfolio, and additional commitments for these projects in the amount of $24.1 million.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

ITEM 3.    CONTROLS AND PROCEDURES

               The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this quarterly report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

               During the quarter ended March 31, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits.

                         99.1     Certification of Chief Executive Officer

                         99.2     Certification of Chief Financial Officer

               (b)     Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K (Item 5) on February 28, 2003 to report that it had issued a press release announcing its results of operations for the year ended December 31, 2002 and its financial position at December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2003	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON

Daniel L. Erickson Executive Vice President and Chief Financial Officer

Certifications for Form 10-QSB

I, Curtis S. Reis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Alliance Bancshares California;

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

Date: May 14, 2003	Name:	/s/ CURTIS S. REIS

	Title:	President and Chief Executive Officer

Certifications for Form 10-QSB

I, Daniel L. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Alliance Bancshares California;

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

Date: May 14, 2003	Name:	/s/ DANIEL L. ERICKSON

	Title:	Executive Vice President Chief Financial Officer