Form 10QSB
period 2003-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2003-08-13
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

4,542,679 shares of Common Stock as of July 31, 2003

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB
FOR
THE QUARTER ENDED JUNE 30, 2003

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

June 30, 2003

(Unaudited)

Assets
Cash and due from banks	$6,975,900
Federal funds sold	14,279,000

Total cash and cash equivalents	21,254,900
Time deposits with other financial institutions	4,019,600
Securities held to maturity, fair market value $37,128,900	36,826,000
Loans held for sale	5,963,000
Loans, net of the allowance for loan losses of $2,296,600	169,769,800
Equipment and leasehold improvements, net	1,066,900
Accrued interest receivable and other assets	4,470,600

Total assets	$243,370,800

Liabilities and Shareholders’ Equity
Deposits:
Demand	$39,511,400
Interest bearing:
Demand	4,030,000
Savings and money market	69,061,000
Time	74,614,200

Total deposits	187,216,600

Accrued interest payable and other liabilities	1,225,900
FHLB advances	32,000,000
Subordinated debentures	2,500,000
Trust preferred securities	7,000,000

Total liabilities	229,942,500

Commitments and contingencies	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares,	—
Outstanding – none
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 4,542,679 shares	3,488,300
Undivided profits	9,940,000

Total shareholders’ equity	13,428,300

Total liabilities and shareholders’ equity	$243,370,800

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$3,338,600	$3,104,800	$6,543,200	$5,702,900
Interest on time deposits with other financial institutions	37,400	43,400	72,900	102,100
Interest on securities held to maturity	254,200	114,400	585,400	193,700
Interest on federal funds sold	51,400	66,000	111,300	118,200

Total interest income	3,681,600	3,328,600	7,312,800	6,116,900

Interest expense:
Interest on deposits	837,200	978,200	1,727,200	1,845,700
Interest on FHLB advances	221,300	52,100	381,300	103,600
Interest on subordinated debentures	51,000	51,100	101,500	101,500
Interest on capital note	—	31,400	—	49,300
Interest on trust preferred securities	84,200	—	171,500	—

Total interest expense	1,193,700	1,112,800	2,381,500	2,100,100

Net interest income	2,487,900	2,215,800	4,931,300	4,016,800
Provision for loan losses	350,000	150,000	775,000	250,000

Net interest income after provision for loan losses	2,137,900	2,065,800	4,156,300	3,766,800
Non-interest income	711,700	717,700	1,442,100	1,056,900
Non-interest expenses:
Salaries and related benefits	933,700	897,300	1,845,200	1,759,600
Occupancy and equipment expenses	278,700	199,500	481,200	402,200
Other operating expenses	747,000	647,900	1,472,300	1,234,900

Total non-interest expense	1,959,400	1,744,700	3,798,700	3,396,700

Earnings before income tax expense	890,200	1,038,800	1,799,700	1,427,000
Income tax expense	360,700	404,700	730,800	585,000

Net earnings	$529,500	$634,100	$1,068,900	$842,000

Earnings per common share:
Basic earnings per share	$0.12	$0.14	$0.24	$0.19
Diluted earnings per share	$0.09	$0.11	$0.19	$0.15

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$1,068,900	$842,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums on securities held to maturity	302,900	500
Depreciation and amortization	161,700	111,200
Provision for loan losses	775,000	250,000
Net gains on sales of loans held for sale	(491,300)	(427,100)
Proceeds from sales of loans held for sale	11,058,900	11,464,400
Originations of loans held for sale	(9,315,800)	(14,686,900)
(Increase) decrease in accrued interest receivable and other assets	73,000	(370,000)
Increase (decrease) in accrued interest payable and other liabilities	(63,300)	262,500

Net cash provided by (used in) operating activities	3,570,000	(2,553,400)

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(666,400)	2,044,100
Loans	(29,218,500)	(19,846,600)
Purchase of equipment and leasehold improvements	(102,900)	(261,100)
Purchase of FHLB stock	(750,000)	—
Purchase of securities held to maturity	(20,488,300)	(12,041,100)
Proceeds from maturities of securities held to maturity	12,834,200	3,000,000

Net cash used by investing activities	(38,391,900)	(27,104,700)

Cash Flows from Financing Activities:
Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	5,214,700	(983,600)
Interest bearing demand deposits	1,662,600	123,400
Savings and money market deposits	22,699,600	(662,100)
Time deposits	914,700	34,093,700
Proceeds from stock options exercised	8,000	41,200
FHLB advances	10,000,000	—
Proceeds from issuance of capital note	—	2,000,000

Net cash provided by financing activities	40,499,600	34,612,600

Net increase in cash and cash equivalents	5,677,700	4,954,500
Cash and cash equivalents, beginning of period	15,577,200	14,092,900

Cash and cash equivalents, end of period	$21,254,900	$19,047,400

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,182,300	$1,940,700
Income taxes	1,121,800	330,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.  Nature of Business and Significant Accounting Policies

               Organization

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America.  However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2002 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

               The results of operations for the three and six months periods ended June 30, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2003.

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

               Use of Estimates

               The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

               Reclassifications

               Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.  These reclassifications had no change to net earnings or shareholders’ equity previously reported.

               Earnings Per Share

               Basic earnings per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period.  The weighted average numbers of shares used in the basic earnings per share computations for the quarter and six months ended June 30, 2003 were 4,542,679 and 4,541,990, respectively, and for the quarter and six months ended June 30, 2002 were 4,535,866 and 4,521,050, respectively.  The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and six months ended June 30, 2003 were 6,049,357 and 6,031,283, respectively, and for the quarter ended June 30, 2002 were 5,997,885 and 5,948,150, respectively.

               Basic and diluted earnings per share for the quarters ended June 30, 2003 and 2002 are computed as follows:

June 30, 2003	Net Earnings	Shares	Per Share Amount

Net Earnings	$529,500

Basic earnings per share:
Net earnings available to common shareholders	$529,500	4,542,679	$0.12
Effect of conversion of subordinated debentures	28,200	1,250,000
Effect of conversion of options and warrants		256,678

Diluted earnings per share:
Net earnings available to common shareholders	$557,700	6,049,357	$0.09

June 30, 2002	Net Earnings	Shares	Per Share Amount

Net Earnings	$634,100

Basic earnings per share:
Net earnings available to common shareholders	$634,100	4,535,866	$0.14
Effect of conversion of subordinated debentures	28,300	1,250,000
Effect of conversion of options and warrants		212,019

Diluted earnings per share:
Net earnings available to common shareholders	$662,400	5,997,885	$0.11

               Basic and diluted earnings per share for the six months ended June 30, 2003 and 2002 are computed as follows:

June 30, 2003	Net Earnings	Shares	Per Share Amount

Net Earnings	$1,068,900

Basic earnings per share:
Net earnings available to common shareholders	$1,068,900	4,541,990	$0.24
Effect of conversion of subordinated debentures	57,500	1,250,000
Effect of conversion of options and warrants		239,293

Diluted earnings per share:
Net earnings available to common shareholders	$1,126,400	6,031,283	$0.19

June 30, 2002	Net Earnings	Shares	Per Share Amount

Net Earnings	$842,000

Basic earnings per share:
Net earnings available to common shareholders	$842,000	4,521,050	$0.19
Effect of conversion of subordinated debentures	57,500	1,250,000
Effect of conversion of options and warrants		177,100

Diluted earnings per share:
Net earnings available to common shareholders	$899,500	5,948,150	$0.15

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$529,500	$634,100	$1,068,900	$842,000
Less - Total stock-based compensation expense determined under fair value method for all qualifying awards	(5,200)	(5,200)	(10,300)	(10,300)

Pro forma net earnings	$524,300	$628,900	$1,058,600	$831,700

Earnings per share:
Basic:
As reported	$0.12	$0.14	$0.24	$0.19
Pro forma	$0.12	$0.14	$0.23	$0.18
Diluted:
As reported	$0.09	$0.11	$0.19	$0.15
Pro forma	$0.09	$0.11	$0.19	$0.15

2.  Securities Held to Maturity

               The amortized cost and estimated fair values of securities held to maturity at June 30, 2003 are as follows:

INVESTMENT SECURITIES
June 30, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agency securities	$6,012,200	$159,300	$—	$6,171,500
Corporate bonds	6,206,700	86,900	(10,400)	6,283,200
Collateralized mortgage obligations and mortgage backed securities	24,607,100	93,100	(26,000)	24,674,200

	$36,826,000	$339,300	$(36,400)	$37,128,900

3.  Allowance for Loan Losses

               The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six Months Ended June 30,

	2003	2002

Balance at beginning of period	$1,982,900	$2,426,500
Charge-offs	(509,800)	(1,022,400)
Recoveries	48,500	27,200

Net charge-offs	(461,300)	(995,500)
Additional provisions	775,000	250,000

Balance at end of period	$2,296,600	$1,681,300

4.  Commitments and Contingencies

               Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At June 30, 2003, we had undisbursed loan commitments of $73.8 million.

               Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public and private borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At June 30, 2003, we had outstanding standby letters of credit with a potential $0.2 million of obligations.  These standby letters of credit will mature within one year.

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

Overview

               We recorded net earnings of $0.5 million ($0.12 basic and $0.09 diluted earnings per share) for the second quarter of 2003 as compared to net earnings of $0.6 million ($0.14 basic and $0.11 diluted earnings per share) for the second quarter of 2002.  This decline in earnings was primarily due to a $0.2 million increase in the provision for loan losses from $0.2 million for the second quarter of 2002 to $0.4 million for the second quarter of 2003.

               For the six months ended June 30, 2003, we generated net earnings of $1.1 million ($0.24 basic and $0.19 diluted earnings per share) as compared to net earnings of $0.8 million ($0.19 basic and $0.15 diluted earnings per share) for the same period of 2002.  The improvement in net earnings in 2003 was due primarily to increases in net interest income, gains on the sales of loans and broker fees on loans referred to other lenders.  The increase occurred notwithstanding an increase in the provision for loan losses from $0.3 million for the six months ended June 30, 2002 to $0.8 million for the same period in 2003.

               We continued to grow, with assets increasing from $201.9 million at December 31, 2002 to $243.4 million at June 30, 2003.  Net loans continue to constitute the largest portion (approximately 76%) of our interest earning assets, and grew from $148.5 million at December 31, 2002 to $175.7 million at June 30, 2003.

               Set forth below are certain key financial performance ratios for the periods indicated:

	Six months ended June 30,

	2003	2002

Return on average assets (1)	0.96%	1.04%
Return on average shareholders’ equity (1)	16.7%	15.67%
Net yield on average interest earning assets (1)	4.64%	5.16%
Earnings per common share:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.19	$0.15

(1)     Annualized

RESULTS OF OPERATIONS – Three and Six Months Ended June 30, 2003 and 2002

Net Interest Income

               We recorded interest income of $3.7 million and $7.3 million, respectively, for the quarter and six months ended June 30, 2003 as compared to $3.3 million and $6.1 million, respectively, for the quarter and six months ended June 30, 2002.  Interest expense totaled $1.2 million and $2.4 million, respectively, for the quarter and six months ended June 30, 2003 as compared to $1.1 million and $2.1 million, respectively, for the quarter and six months ended June 30, 2002.  The increases in interest income and interest expense were due to increases in the amount of interest earning assets and interest bearing liabilities, as the weighted average yields earned and rates paid decreased due to lower market interest rates, as the weighted average prime rate decreasing from 4.75% for the quarter and six months ended June 30, 2002 to 4.25% for the quarter and six months ended June 30, 2003.

               Net interest income before provision for loan losses increased to $2.5 million and $4.9 million, respectively, for the quarter and six months ended June 30, 2003, from $2.2 million and $4.0 million, respectively, for the quarter and six months ended June 30, 2002.  This was due primarily to an increase in average interest earning assets from $169.3 million and $155.6 million, respectively, for the quarter and six months ended June 30, 2002 to $220.0 million and $214.2 million, respectively, for the quarter and six months ended June 30, 2003 and, to a lesser extent, to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $28.8 million and $31.8 million, respectively, to $41.4 million and 38.4 million, respectively.  The increase in net average interest earning assets was due principally to a $15.2 million and $8.6 million, respectively, increase in average non-interest bearing demand deposits.  Net interest income was adversely impacted by a decrease in the net yield on interest earning assets, or net interest margin, from 5.23% and 5.16%, respectively, for the quarter and six months ended June 30, 2002 to 4.59% and 4.64%, respectively, for the quarter and six months ended June 30, 2003.  The decrease in the net interest margin was due to: (i) declining market interest rates, as our assets reprice more frequently than our liabilities; (ii) securities, which generally have lower yields than loans, constituting a higher percentage of our interest-earning assets, as we deployed available funds in these assets pending utilization for loan originations; (iii) higher interest rates on our savings and money market deposits, which was due to offering higher rates on these deposits as part of our deposit promotion campaign to increase levels of these deposits; and (iv) interest on our $7.0 million of trust preferred securities at a weighted average rate of 4.94% for the six months ended June 30, 2002, significantly higher than the weighted average rates we pay on deposits.

               The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended June 30,

	2003			2002

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$17,832,200	$51,400	1.17%	$16,554,000	$66,000	1.60%
Time deposits	4,225,600	37,400	3.59%	3,821,000	43,400	4.54%
Securities	33,203,200	254,200	3.10%	10,492,000	114,400	4.36%
Loans	164,750,600	3,338,600	8.22%	138,453,000	3,104,800	8.97%

Total interest-earning assets	220,011,600	3,681,600	6.79%	169,320,000	3,328,600	7.86%

Non-interest-earning assets	10,191,600			5,350,000

Total assets	$230,203,200			174,670,000

Interest bearing liabilities:
Interest-bearing demand deposits	$4,492,700	9,100	0.82%	$2,800,000	3,300	0.47%
Savings and money market deposits	67,804,400	334,400	2.00%	33,401,000	147,700	1.77%
Time deposits	64,783,900	493,700	3.09%	94,705,000	827,300	3.49%
FHLB advances	32,000,000	221,300	2.80%	5,000,000	52,100	4.17%
Subordinated debentures	2,500,000	51,000	8.27%	2,500,000	51,000	8.27%
Trust preferred securities	7,000,000	84,200	4.88%	—	—	—
Capital note	—	—	—	2,111,000	31,400	5.95%

Total interest-bearing liabilities	178,581,000	1,193,700	2.71%	140,517,000	1,112,800	3.17%

Non-interest bearing liabilities	38,407,900			23,154,700

Total liabilities	216,988,900			163,671,700
Shareholders’ equity	13,214,300			10,998,300

Total liabilities and shareholders’ equity	$230,203,200			$174,670,000

Net interest income		$2,487,900			$2,215,800

Interest rate spread			4.08%			4.69%
Net interest margin			4.59%			5.23%

Note:  Interest income on loans includes loan fees.

ANALYSIS OF NET INTEREST INCOME

	Six Months Ended June 30,

	2003			2002

	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid

Interest earning assets:
Federal funds sold	$18,974,500	$111,300	1.18%	$14,265,400	$118,200	1.64%
Time deposits	3,915,100	72,900	3.75%	4,538,100	102,100	4.45%
Securities	33,086,000	585,400	3.57%	7,835,800	193,700	4.89%
Loans	158,244,800	6,543,200	8.34%	128,963,000	5,702,900	8.84%

Total interest-earning assets	214,220,400	7,312,800	6.88%	155,602,300	6,116,900	7.78%

Non-interest-earning assets	9,900,400			5,742,500

Total assets	$224,120,800			$161,344,800

Interest bearing liabilities:
Interest-bearing demand deposits	$3,799,200	16,700	0.89%	$2,757,400	6,600	0.48%
Savings and money market deposits	63,787,500	644,700	2.04%	37,967,800	356,900	1.88%
Time deposits	68,152,700	1,065,800	3.15%	73,889,900	1,482,200	4.01%
FHLB advances	30,548,400	381,300	2.52%	5,000,000	103,600	4.14%
Subordinated debentures	2,500,000	101,500	8.19%	2,500,000	101,500	8.19%
Trust preferred securities	7,000,000	171,500	4.94%	—	—	—
Capital note	—	—	—	1,657,500	49,300	5.95%

Total interest-bearing liabilities	175,787,800	2,381,500	2.73%	123,772,600	2,100,100	3.39%

				24,777,100
Non-interest bearing liabilities	35,417,000			26,828,700

Total liabilities	211,204,800			150,601,300
Shareholders’ equity	12,916,000			10,743,500

Total liabilities and shareholders’ equity	224,120,800			$161,344,800

Net interest income		$4,931,300			$4,016,800

Net interest spread			4.15%			4.39%
Net interest margin			4.64%			5.16%
Note: Interest income on loans includes loan fees.

Provision for Loan Losses

               We charged $0.4 million and $0.8 million, respectively, to the allowance for loan losses (“Allowance”) for the quarter and six months ended June 30, 2003 as compared to $0.2 million and $0.3 million, respectively, for the quarter and six months ended June 30, 2002.  These provisions were based on our policies and procedures established for the Allowance.   See “Financial Condition - Changes in the Allowance for Loan Losses” below.

               The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the Allowance.

Additionally, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through changes to the provision for loan losses.

Non-Interest Income

               Non-interest income includes primarily service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders.  Non-interest income increased 36% from the six months ended June 30, 2002 to the six months ended June 30, 2003, primarily due to an increase of $0.5 million in loan broker fees as brokered loans increased from $1.0 million for the six months ended June 30, 2002 to $11.0 million for the six months ended June 30, 2003.  Our ability to generate gains on sales of loans and loan broker fees depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates.  Accordingly, gains and losses from sales of loans and loan broker fees may fluctuate significantly from period to period, and results in any period relating to loan sales and broker fees are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

               Salary and related expenses increased by 4.1% and 4.9%, respectively, from the quarter and six months ended June 30, 2002 to the quarter ended June 30, 2003 due primarily to an increase in the number of employees and an increase in incentive pay net of an increase in deferred loan costs.  At June 30, 2003, we employed 46 full time employees, compared with 42 employees at June 30, 2002.

               Occupancy and equipment expenses increased by 39.7% and 19.6%, respectively, from the quarter and six months ended June 30, 2002 to the quarter and six months ended June 30, 2003.  Rent expense increased in April 2003 by $20,600 per month from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California.

               Other operating expenses increased 15.3% and 19.2%, respectively, from the quarter ended June 30, 2002 to the quarter ended June 30, 2003 due in part to increases in advertising, business development and marketing expenses.  These additional expenses were incurred for customer appreciation functions, marketing brochures and a deposit promotion program.

FINANCIAL CONDITION

Regulatory Capital

               At June 30, 2003, Bancshares and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $16.8 million and $19.9 million, respectively.  Our regulatory capital increased since December 31, 2002 as a result of net earnings.  At June 30, 2003, Bancshares and the Bank were each “well capitalized” as defined under applicable regulations.  The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
June 30, 2003
(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bancshares
Total Capital (to risk-weighted assets)	$25,225	12.9%	$15,648	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$16,785	8.6%	$7,824	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$16,785	7.3%	$9,198	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$24,725	12.6%	$15,648	>=8.0%	$19,560	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$19,928	10.2%	$7,824	>=4.0%	$11,736	>=6.0%
Tier 1 Capital (to average assets)	$19,928	8.7%	$9,198	>=4.0%	$11,497	>=5.0%

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

               Deposits provide most of our funds.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 81% and 94% of our funding as a percentage of average total assets during the six months ended June 30, 2003 and 2002, respectively.  This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

               Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB.  Borrowings from the FRB are short-term and must be collateralized by pledged securities.  As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time.  Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors.  Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities.  Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years.  During the six months ended June 30, 2003, we obtained an additional $10.0 million of FHLB advances.  As of June 30, 2003, we had $32,000,000 outstanding FHLB advances and had no outstanding borrowings from the FRB.

               We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited.  During the six months ended June 30, 2003, we had an average balance of $19.0 million in overnight funds sold representing 8.5% of total average assets.

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

               The following table sets forth the distribution of rate-sensitive assets and liabilities at June 30, 2003:

RATE SENSITIVITY
June 30, 2003

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total

Assets
Federal funds sold	$14,279,000	$—	$—	$—	$14,279,000
Interest-bearing deposits with other financial institutions	2,043,300	1,678,300	298,000	—	4,019,600
Securities held to maturity	1,000,000	1,011,600	9,206,600	25,607,800	36,826,000
Loans, gross	130,740,400	13,464,000	20,072,000	13,753,000	178,029,400

Total rate-sensitive assets	$148,062,700	$16,153,900	$29,576,600	$39,360,800	$233,154,000

Liabilities:
Demand deposits	$4,030,000	$—	$—	$—	$4,030,000
Savings and money market accounts	69,061,000	—	—	—	69,061,000
Time deposits	31,422,200	25,932,000	17,260,000	—	74,614,200
FHLB advances	7,000,000	—	25,000,000	—	32,000,000
Subordinated debentures	—	—	2,500,000	—	2,500,000
Trust preferred securities	7,000,000	—	—	—	7,000,000

Total rate sensitive liabilities	$118,513,200	$25,932,000	$44,760,000	$—	$189,205,200

Interval Gaps:
Interest rate sensitivity gap	$29,549,500	$(9,778,100)	$(15,183,400)	$39,360,800	$43,948,800

Rate sensitive assets to rate sensitive liabilities	124.9%	62.3%	66.1%	N/A

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$29,549,500	$19,771,400	$4,588,000	$43,948,800	$43,948,800

Rate sensitive assets to rate sensitive liabilities	124.9%	113.7%	102.4%	123.2%

Investments in Time Deposits and Securities

               The following table provides certain information regarding our investments in time deposits with other financial institutions at June 30, 2003:

TIME DEPOSIT INVESTMENTS
JUNE 30, 2003

	Book Value	Weighted Average Yield

Time deposits maturing:
One year or less	$3,721,600	3.63%
After one year but within five years	298,000	2.97%

Total time deposits	$4,019,600	3.58%

               The following table provides certain information regarding our investment securities at June 30, 2003.  Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There were no tax-exempt securities for the quarters ended June 30, 2002 or 2003.

INVESTMENT SECURITIES

June 30, 2003

	Book Value	Weighted Average Yield

Investment securities maturing:
Within one year	$2,011,600	5.05%
After one year but within five years	9,206,600	5.11%
After five years but within ten years	1,000,600	5.38%
Collateralized mortgage obligations and mortgage backed securities	24,607,200	3.57%

Total investment securities	$36,826,000	3.99%

               Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements.  At June 30, 2003, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

Loans

               Our present lending strategy is to attract small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service.  We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit.  We often tailor our loan products to meet the specific needs of our borrowers.  Our primary lending area includes seven Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, Ventura and Santa Barbara.

               The following table sets forth the composition of our loan portfolio at June 30, 2003:

LOAN PORTFOLIO COMPOSITION

June 30, 2003

	Amount Outstanding	Percent of Total

Commercial loans	$37,590,200	21.8%
Construction loans	51,457,800	29.8
Real estate loans	76,257,900	44.1
Other loans	7,413,900	4.3

	172,719,800	100.0%

Less – Deferred loan fees	(653,400)
Less – Allowance for loan losses	(2,296,600)

Net loans	$169,769,800

               Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, and as a percentage of total assets and Tier 1 capital.  Although loan growth as a percentage of total loans has occurred primarily in our construction portfolio, our portfolio remains within the limits established by the Company.  The increases in the construction loan portfolio since December 31, 2002 have occurred in the areas of residential owner-occupied, residential non-owner occupied under $0.8 million, and residential subdivision under $0.8 million.

Non-Performing Assets

               Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”).  Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan.  The following table sets forth information about non-performing assets at June 30, 2003:

NON-PERFORMING ASSETS

June 30, 2003

Non-accrual loans	$2,334,700
Accruing loans past due 90 days or more	—
Troubled debt restructurings	—
Other real estate owned	—

Total	$2,334,700

               Nonperforming assets increased from $0.1 million at December 31, 2002 to $2.3 million at June 30, 2003.  The principal component of this increase is a commercial line of credit secured by all of the borrower’s assets with an outstanding balance of approximately $1.2 million at June 30, 2003.  Although this loan is not in default, we classified the loan as “substandard” effective March 31, 2003, assigned $0.2 million of specific allowance for loan losses and charged-off $0.5 million in the second quarter of 2003.  We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material additions to the allowance for loan losses.

               The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $83,100 for the six months ended June 30, 2003.  Cash collections on non-performing loans totaled $9,700 during the six months ended June 30, 2003 of which $5,700 was applied to principal and $4,000 was recorded as interest income.  Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the six month periods ended June 30, 2003 and 2002.

Impaired Loans

               An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

               We determine impaired loans by a periodic evaluation on an individual loan basis.  At June 30, 2003 and December 31, 2002, we had classified $2.3 million and $0.8 million, respectively, of our loans as impaired for which a $0.4 million reserve and zero reserve, respectively, were assigned.  In the six months ended June 30, 2003, we collected $9,700 on impaired loans.

Changes in Allowance for Loan Losses

               The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six Months Ended June 30,

	2003	2002

Balance at beginning of period	$1,982,900	$2,426,500
Charge-offs	(509,800)	(1,022,400)
Recoveries	48,500	27,200

Net charge-offs	(461,300)	(995,500)
Additional provisions	775,000	250,000

Balance at end of period	$2,296,600	$1,681,300

               The provision for loan losses was increased for the six months ended June 30, 2003 primarily due to the increased level of classified loans, non-accrual loans and loan growth.

Off-Balance Sheet Credit Commitments and Contingent Obligations

               Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans.  At June 30, 2003, we had undisbursed loan commitments of $73.8 million.

               Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party.  These are issued primarily to support public and private borrowing arrangements.  The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer.  We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary.  At June 30, 2003, we had outstanding standby letters of credit with a potential $0.2 million of obligations.  These standby letters of credit will mature within one year.

Deposits

               Total deposits increased from $156.7 million at December 31, 2002 to $187.2 million at June 30, 2003.  This increase was primarily due to a $22.7 million increase in savings and money market deposits primarily generated through our branch offices as a result of a deposit promotion campaign conducted by the Bank, which we used to fund the growth in our loan portfolio and increase our liquidity.

               The following table sets forth information concerning the amount of deposits from various sources at June 30, 2003:

SOURCE OF DEPOSITS
June 30, 2003

	Amount	Percent of Total Deposits

Branches	$130,629,100	69.8%
Money desk	23,540,500	12.6
Brokered	33,047,000	17.7

Total	$187,216,600	100.0%

               We telephonically solicit deposits through our money desk, which attracts primarily time deposits nationwide.  We also engage brokers or other intermediaries to place certificates of deposit with their customers.  The certificates of deposits obtained through our money desk and deposit brokers generally had maturities ranging from six months to thirty-six months.  We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor.  In addition, we have historically maintained a level of liquidity intended specifically to counter any concurrent deposit reduction that might occur.

               In recent years, the interest rates on certificates of deposit obtained through our money desk or deposit brokers generally have been lower than the interest rates then offered to local customers for certificates of deposit with comparable maturities.  We believe this is due to the highly competitive nature of the Southern California market for deposits and, in particular, the difficulty smaller banks with fewer branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

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

Borrowed Funds

               At June 30, 2003, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $32.4 million and investment securities with a carrying value of $26.8 million.  The advances mature on various dates from 2004 through 2006.  Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.11% at June 30, 2003).  Interest is payable monthly with principal and any accrued interest due at maturity.

               In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,000,000 of trust preferred securities. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions which will reset quarterly at the three-month LIBOR rate plus 3.45.

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

               We establish allowances for loan losses against each segment of our loan portfolio.  At June 30, 2003, our allowance for loan losses equaled 1.3% of loans.  Although we believed that we had established adequate allowances for loan losses as of June 30, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.  In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses.  Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.  As discussed under “Financial Condition – Non-Performing Assets,” we continue to closely monitor a $1.2 million loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in a material addition in the allowance for loan losses.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

               We attract primarily certificates of deposit from institutional investors telephonically nationwide through a money desk.  We also engage brokers or other intermediaries to place certificates of deposit for their customers.  As of June 30, 2003, money desk deposits were $23.5 million representing 13% of total deposits, as compared to $23.8 million at December 31, 2002 representing 15% of total deposits.  Brokered deposits were $33.0 million at June 30, 2003 representing 18% of total deposits as compared to $32.8 million at December 31, 2002 representing 21% of total deposits.  During 2003, the Company continued its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and brokered deposits.

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

               At June 30, 2003, a significant number of our loans were collateralized by real estate located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

               At June 30, 2003, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $30.6 million, representing 17.7% of our loan portfolio, and additional commitments for these projects in the amount of $23.4 million.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

ITEM 3.   CONTROLS AND PROCEDURES

               The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company's disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

               There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders of the Company was held on May 30, 2003.  Set forth below are the matters voted on by Shareholders at the Annual Meeting and the results of the voting.

               (1)  Election of Directors.  Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld.  As the election was uncontested, there were no broker non-votes.

	Votes Cast

Nominee Director	For	Withheld

Michael L. Abrams	3,434,310	2,400
Robert H. Bothner	3,431,210	5,500
Lyn S. Caron	3,345,503	91,207
Willie D. Davis	3,433,710	3,000
Curtis S. Reis	3,344,903	91,807
Andrew A. Talley	3,434,310	2,400
D. Gregory Scott	3,434,310	2,400
Robert H. Thompson	3,433,710	3,000

               (2)  Approval of Amendments to the Stock Option Plan.  The Shareholders approved amendments to the 1996 Combined Incentive and Non-Qualified Stock Option Plan which, among other things, increased the number of shares authorized to be issued under the Plan from 600,000 shares to 800,000 shares as follows:

Votes Cast
		Shares Abstaining
For	Against

3,354,526	71,934	10,250

               (3) Ratification of Independent Public Accountants.  The Shareholders ratified the selection of McGladrey & Pullen, LLP as the Company's independent public accountants for fiscal 2003 by the following vote:

Votes Cast
		Shares Abstaining
For	Against

3,424,710	1,200	10,800

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan, as amended, incorporated by reference from Registration Statement on Form S-8 (File number 333-106198)

	31	Rule 13a-14(a) Certifications

	32	Section 1350 Certifications

(b)	Reports on Form 8-K:

Form 8-K (Item 9) filed on May 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2003	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON

Daniel L. Erickson Executive Vice President and Chief Financial Officer