Form 10QSB
period 2003-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2003-11-14
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

4,567,679 shares of Common Stock as of October 31, 2003

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

September 30, 2003

(Unaudited)

Assets
Cash and due from banks	$11,940,400
Federal funds sold	22,370,000

Total cash and cash equivalents	34,310,400
Time deposits with other financial institutions	3,804,000
Securities held to maturity, fair market value $32,489,800	32,115,200
Loans held for sale	5,900,600
Loans, net of the allowance for loan losses of $2,661,600	178,850,900
Equipment and leasehold improvements, net	1,078,600
Accrued interest receivable and other assets	4,470,300

Total assets	$260,530,000

Liabilities and Shareholders’ Equity
Deposits:
Demand – noninterest bearing	$44,322,700
Interest bearing:
Demand	3,956,600
Savings and money market	86,899,000
Time	68,080,700

Total deposits	203,259,000
Accrued interest payable and other liabilities	1,580,900
FHLB advances	32,000,000
Subordinated debentures	2,500,000
Trust preferred securities	7,000,000

Total liabilities	246,339,900

Commitments and contingencies	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares,
Outstanding – none	—
Common stock, no par value:
Authorized-20,000,000 shares
Outstanding – 4,567,679 shares	3,525,800
Undivided profits	10,664,300

Total shareholders’ equity	14,190,100

Total liabilities and shareholders’ equity	$260,530,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$3,761,600	$3,214,700	$10,304,800	$8,917,600
Interest on time deposits with other financial institutions	32,200	29,900	105,100	132,000
Interest on securities held to maturity	198,200	189,000	783,600	382,700
Interest on federal funds sold	54,100	65,500	165,400	183,700

Total interest income	4,046,100	3,499,100	11,358,900	9,616,000

Interest expense:
Interest on deposits	820,000	980,800	2,547,200	2,826,500
Interest on FHLB advances	224,500	92,200	605,800	195,800
Interest on subordinated debentures	52,600	51,600	154,100	153,100
Interest on capital note	—	44,800	—	94,100
Interest on trust preferred securities	83,100	—	254,600	—

Total interest expense	1,180,200	1,169,400	3,561,700	3,269,500

Net interest income	2,865,900	2,329,700	7,797,200	6,346,500
Provision for loan losses	350,000	225,000	1,125,000	475,000

Net interest income after provision for loan losses	2,515,900	2,104,700	6,672,200	5,871,500
Non-interest income	1,035,800	584,800	2,477,900	1,641,700
Non-interest expenses:
Salaries and related benefits	1,280,300	971,200	3,125,500	2,730,800
Occupancy and equipment expenses	282,100	244,600	763,300	646,800
Other operating expenses	769,300	719,900	2,241,600	1,954,800

Total non-interest expense	2,331,700	1,935,700	6,130,400	5,332,400

Earnings before income tax expense	1,220,000	753,800	3,019,700	2,180,800
Income tax expense	495,700	319,700	1,226,500	904,700

Net earnings	$724,300	$434,100	$1,793,200	$1,276,100

Earnings per common share:
Basic earnings per share	$0.16	$0.10	$0.39	$0.28
Diluted earnings per share	$0.12	$0.08	$0.31	$0.23

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$1,793,200	$1,276,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums on securities held to maturity	525,000	3,000
Depreciation and amortization	244,600	191,400
Provision for loan losses	1,125,000	475,000
Net gains on sales of loans held for sale	(768,700)	(519,300)
Proceeds from sales of loans held for sale	16,728,600	13,511,100
Originations of loans held for sale	(14,645,700)	(18,157,200)
(Increase) decrease in accrued interest receivable and other assets	114,600	(824,400)
Increase in accrued interest payable and other liabilities	291,700	637,300

Net cash provided by (used in) operating activities	5,408,300	(3,407,000)

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(450,800)	1,919,900
Loans	(38,649,600)	(25,285,300)
Purchase of equipment and leasehold improvements	(197,500)	(577,800)
Purchase of FHLB stock	(791,300)	—
Purchase of securities held to maturity	(23,491,400)	(15,511,800)
Proceeds from maturities of securities held to maturity	20,326,000	6,000,000

Net cash used in investing activities	(43,254,600)	(33,455,000)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	10,026,000	149,500
Interest bearing demand deposits	1,589,200	(15,000)
Savings and money market deposits	40,537,600	7,787,800
Time deposits	(5,618,800)	25,462,000
Proceeds from stock options exercised	45,500	41,200
FHLB advances	10,000,000	7,000,000
Proceeds from issuance of capital note	—	2,000,000

Net cash provided by financing activities	56,579,500	42,425,500

Net increase in cash and cash equivalents	18,733,200	5,563,500
Cash and cash equivalents, beginning of period	15,577,200	14,092,900

Cash and cash equivalents, end of period	$34,310,400	$19,656,400

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,508,200	$2,995,800
Income taxes	1,286,800	485,600

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

The results of operations for the three and nine months periods ended September 30, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2003.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter and nine months ended September 30, 2003 were 4,542,951 and 4,542,316, respectively, and for the quarter and nine months ended September 30, 2002 were 4,538,678 and 4,526,991, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and nine months ended September 30, 2003 were 6,063,849 and 6,042,145, respectively, and for the quarter ended September 30, 2002 were 5,961,263 and 5,948,907 respectively.

Basic and diluted earnings per share for the quarters ended September 30, 2003 and 2002 are computed as follows:

September 30, 2003	Net Earnings	Shares	Per Share Amount
Net Earnings	$724,300

Basic earnings per share:
Net earnings available to common shareholders	$724,300	4,542,951	$0.16
Effect of conversion of subordinated debentures	29,800	1,250,000
Effect of conversion of options and warrants		270,898

Diluted earnings per share:
Net earnings available to common shareholders	$754,100	6,063,849	$0.12

September 30, 2002	Net Earnings	Shares	Per Share Amount
Net Earnings	$434,100

Basic earnings per share:
Net earnings available to common shareholders	$434,100	4,538,678	$0.10
Effect of conversion of subordinated debentures	29,300	1,250,000
Effect of conversion of options and warrants		172,585

Diluted earnings per share:
Net earnings available to common shareholders	$463,400	5,961,263	$0.08

Basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002 are computed as follows:

September 30, 2003	Net Earnings	Shares	Per Share Amount
Net Earnings	$1,793,200

Basic earnings per share:
Net earnings available to common shareholders	$1,793,200	4,542,316	$0.39
Effect of conversion of subordinated debentures	87,400	1,250,000
Effect of conversion of options and warrants		249,829

Diluted earnings per share:
Net earnings available to common shareholders	$1,880,600	6,042,145	$0.31

September 30, 2002	Net Earnings	Shares	Per Share Amount
Net Earnings	$1,276,100

Basic earnings per share:
Net earnings available to common shareholders	$1,276,100	4,526,991	$0.28
Effect of conversion of subordinated debentures	86,800	1,250,000
Effect of conversion of options and warrants		171,916

Diluted earnings per share:
Net earnings available to common shareholders	$1,362,900	5,948,907	$0.23

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$724,300	$434,100	$1,793,200	$1,276,100
Less - Total stock-based compensation expense determined under fair value method for all qualifying awards	(7,300)	(3,600)	(21,900)	(10,900)

Pro forma net earnings	$717,000	$430,500	$1,771,300	$1,265,200

Earnings per share:
Basic:
As reported	$0.16	$0.09	$0.39	$0.28
Pro forma	$0.16	$0.09	$0.39	$0.28
Diluted:
As reported	$0.12	$0.08	$0.31	$0.23
Pro forma	$0.12	$0.08	$0.31	$0.23

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant or have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of 20% per year to 100% per year. During the quarter ended September 30, 2003, the company granted options to purchase 84,000 shares under the Plan at a weighted average exercise price of $6.28.

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for stock options granted: risk-free interest rate of 3.25% to 4.75%; expected lives ranging from 5 to 10 years; and the estimated volatility of Company’s stock of 34%. The average fair value per share of options granted during 2003 was $2.55. In addition, 25,000 shares were exercised at $1.50 during the quarter ended September 30, 2003.

2. Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity at September 30, 2003 are as follows:

INVESTMENT SECURITIES

September 30, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$6,997,100	$113,700	$—	$7,110,800
Corporate bonds	6,191,000	154,800	—	6,345,800
Collateralized mortgage obligations and mortgage backed securities	18,927,100	194,200	(88,100)	19,033,200

	$32,115,200	$462,700	$(88,100)	$32,489,800

3. Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,
	2003	2002
Balance at beginning of period	$1,982,900	$2,426,500
Charge-offs	(509,800)	(1,022,400)
Recoveries	63,500	73,300

Net charge-offs	(446,300)	(949,100)
Additional provisions	1,125,000	475,000

Balance at end of period	$2,661,600	$1,952,400

4. Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2003, we had undisbursed loan commitments of $83.6 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2003, we had outstanding standby letters of credit with a potential $0.9 million of obligations. These standby letters of credit will mature within one year.

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

Overview

We recorded consolidated earnings of $0.7 million ($0.16 basic and $0.12 diluted earnings per share) for the second quarter of 2003 as compared to $0.4 million ($0.10 basic and $0.08 diluted earnings per share) for the second quarter of 2002. This increase in earnings was primarily due to increases in net interest income, gains on the sales of loans and broker fees on loans referred to other lenders. The increase occurred notwithstanding an increase in non-interest expenses from $1.9 million for the three months ended September 30, 2002 to $2.3 million for the same period in 2003.

For the nine months ended September 30, 2003, we generated consolidated earnings of $1.8 million ($0.39 basic and $0.31 diluted earnings per share) as compared to $1.3 million ($0.28 basic and $0.23 diluted earnings per share) for the same period of 2002. The improvement in earnings in 2003 was due primarily to increases in net interest income, gains on the sales of loans and broker fees on loans referred to other lenders. The increase occurred notwithstanding an increase in the provision for loan losses from $0.5 million for the nine months ended September 30, 2002 to $1.1 million for the same period in 2003 and an increase in non-interest expenses from $5.3 million for the nine months ended September 30, 2002 to $6.1 million for the same period in 2003.

We continued to grow, with consolidated assets increasing from $201.9 million at December 31, 2002 to $260.5 million at September 30, 2003. Net loans continue to constitute the largest portion (approximately 76%) of our interest earning assets, and grew from $148.5 million at December 31, 2002 to $184.8 million at September 30, 2003.

Set forth below are certain key financial performance ratios for the periods indicated:

	Nine months ended September 30,
	2003	2002
Return on average assets (1)	1.02%	1.01%
Return on average shareholders’ equity (1)	18.2%	15.5%
Net yield on average interest earning assets (1)	4.64%	5.22%
Earnings per common share:
Basic earnings per share	$0.39	$0.28
Diluted earnings per share	$0.31	$0.23

(1)	Annualized

RESULTS OF OPERATIONS – Three and Nine Months Ended September 30, 2003 and 2002

Net Interest Income

We recorded interest income of $4.0 million and $11.4 million, respectively, for the quarter and nine months ended September 30, 2003 as compared to $3.5 million and $9.6 million, respectively, for the quarter and nine months ended September 30, 2002. Interest expense totaled $1.2 million and $3.6 million, respectively, for the quarter and nine months ended September 30, 2003 as compared to $1.2 million and $3.3 million, respectively, for the quarter and nine months ended September 30, 2002. The increases in interest income and interest expense were due to increases in the amount of interest earning assets and interest bearing liabilities, as the weighted average yields earned and rates paid decreased due to lower market interest rates, as the weighted average prime rate decreased from 4.75% for the quarter and nine months ended September 30, 2002 to 4.16% and 4.0%, respectively, for the quarter and nine months ended September 30, 2003.

Net interest income before provision for loan losses increased to $2.9 million and $7.8 million, respectively, for the quarter and nine months ended September 30, 2003, from $2.3 million and $6.3 million, respectively, for the quarter and nine months ended September 30, 2002. This was due primarily to an increase in average interest earning assets from $174.4 million and $162.0 million, respectively, for the quarter and nine months ended September 30, 2002 to $246.0 million and $224.8 million, respectively, for the quarter and nine months ended September 30, 2003 and, to a lesser extent, to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $31.9 million and $32.0 million, respectively, to $45.6 million and $40.8 million, respectively. The increase in net average interest earning assets was due principally to a $17.8 million and $11.7 million, respectively, increase in average non-interest bearing liabilities (primarily demand deposits). Net interest income was adversely impacted by a decrease in the net yield on interest earning assets, or net interest margin, from 5.34% and 5.22%, respectively, for the quarter and nine months ended September 30, 2002 to 4.72% and 4.64%, respectively, for the quarter and nine months ended September 30, 2003. The decrease in the net interest margin was due to: (i) declining market interest rates, as our assets reprice more frequently than our liabilities; (ii) securities, which generally have lower yields than loans, constituting a higher percentage of our interest-earning assets, as we deployed available funds in these assets pending utilization for loan originations; and (iii) interest on our $7.0 million of trust preferred securities at a weighted average rate of 4.86% for the nine months ended September 30, 2003, significantly higher than the weighted average rates we pay on deposits.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended September 30,
	2003			2002
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$22,003,800	$54,100	1.00%	$15,204,000	$65,500	1.72%
Time deposits	4,222,800	32,200	3.09%	3,064,000	29,900	3.90%
Securities	34,266,500	198,200	2.35%	13,077,000	189,000	5.78%
Loans	185,532,200	3,761,600	8.22%	143,041,000	3,214,700	8.99%

Total interest-earning assets	246,025,300	4,046,100	6.67%	174,386,000	3,499,100	8.03%

Non-interest-earning assets	13,856,300			7,369,000

Total assets	$259,881,600			181,755,000

Interest bearing liabilities:
Interest-bearing demand deposits	$3,955,200	6,900	0.71%	$2,634,000	3,900	0.59%
Savings and money market deposits	82,212,100	338,200	1.67%	35,159,000	197,100	2.24%
Time deposits	72,789,100	474,900	2.65%	88,998,000	779,800	3.50%
FHLB advances	32,000,000	224,500	2.85%	10,193,000	92,200	3.62%
Subordinated debentures	2,500,000	52,600	8.53%	2,500,000	51,600	8.26%
Trust preferred securities	7,000,000	83,100	4.81%	—	—	—
Capital note	—	—	—	3,000,000	44,800	5.97%

Total interest-bearing liabilities	200,456,400	1,180,200	2.39%	142,484,000	1,169,400	3.28%

Non-interest bearing liabilities	45,665,200			27,836,000

Total liabilities	246,121,600			170,320,000
Shareholders’ equity	13,760,000			11,435,000

Total liabilities and shareholders’ equity	$259,881,600			$181,755,000

Net interest income		$2,865,900			$2,329,700

Interest rate spread			4.28%			4.75%
Net interest margin			4.72%			5.34%

Note:	Interest income on loans includes loan fees.

ANALYSIS OF NET INTEREST INCOME

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$19,984,300	$165,400	1.11%	$14,574,700	$183,700	1.68%
Time deposits	4,017,600	105,100	3.50%	4,138,600	132,000	4.25%
Securities	33,479,500	783,600	3.13%	9,604,500	382,700	5.31%
Loans	167,340,600	10,304,800	8.23%	133,708,500	8,917,600	8.88%

Total interest-earning assets	224,822,000	11,358,900	6.76%	162,026,300	9,616,000	7.91%

Non-interest-earning assets	11,289,600			6,189,400

Total assets	$236,111,600			$168,215,700

Interest bearing liabilities:
Interest-bearing demand deposits	$3,851,200	23,700	0.82%	$2,716,700	10,500	0.52%
Savings and money market deposits	69,929,700	982,900	1.88%	34,233,800	486,300	1.89%
Time deposits	69,698,200	1,540,600	2.96%	81,768,800	2,329,700	3.80%
FHLB advances	31,032,300	605,800	2.61%	6,743,600	195,800	3.87%
Subordinated debentures	2,500,000	154,100	8.24%	2,500,000	153,100	8.24%
Trust preferred securities	7,000,000	254,600	4.86%	—	—	—
Capital note	—	—	—	2,109,900	94,100	5.95%

Total interest-bearing liabilities	184,011,400	3,561,700	2.59%	130,072,800	3,269,500	3.35%

Non-interest bearing liabilities	38,902,900			27,167,100

Total liabilities	222,914,300			157,239,900
Shareholders’ equity	13,197,300			10,975,800

Total liabilities and shareholders’ equity	236,111,600			$168,215,700

Net interest income		$7,797,200			$6,346,500

Net interest spread			4.17%			4.56%
Net interest margin			4.64%			5.22%
Note: Interest income on loans includes loan fees.

Provision for Loan Losses

We charged $0.4 million and $1.1 million, respectively, to the allowance for loan losses (“Allowance”) for the quarter and nine months ended September 30, 2003 as compared to $0.2 million and $0.5 million, respectively, for the quarter and nine months ended September 30, 2002. These provisions were based on our policies and procedures established for the Allowance. See “Financial Condition—Changes in the Allowance for Loan Losses” below.

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

Non-Interest Income

Non-interest income includes primarily service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased 51% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, primarily due to an increase of $0.8 million in loan broker fees as brokered loans increased from $5.0 million for the nine months ended September 30, 2002 to $19.0 million for the nine months ended September 30, 2003. In addition, the Company recorded $0.3 million in gains on the sales of loans as sold loans increased from $13.5 million for the nine months ended September 30, 2002 to $16.7 million for the nine months ended September 30, 2003. Our ability to generate gains on sales of loans and loan broker fees depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates. Accordingly, gains and losses from sales of loans and loan broker fees may fluctuate significantly from period to period, and results in any period relating to loan sales and broker fees are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

Salary and related expenses increased by 31.8% and 14.5%, respectively, from the quarter and nine months ended September 30, 2002 to the quarter ended September 30, 2003 due primarily to an increase in the number of employees and an increase in incentive pay pertaining to our deposit promotion campaign net of an increase in deferred loan costs. At September 30, 2003, we employed 50 full time employees, compared with 45 employees at September 30, 2002.

Occupancy and equipment expenses increased by 15.3% and 18.0%, respectively, from the quarter and nine months ended September 30, 2002 to the quarter and nine months ended September 30, 2003. Rent expense increased in April 2003 by $20,600 per month from rent under a 60-month lease entered into in December 2001 for our new Orange County Regional Office in Irvine, California.

Other operating expenses increased 6.9% and 14.7%, respectively, from the quarter ended September 30, 2002 to the quarter ended September 30, 2003 due in part to increases in business development and marketing expenses. These additional expenses were incurred for customer appreciation functions, marketing brochures and a deposit promotion program.

FINANCIAL CONDITION

Regulatory Capital

At September 30, 2003, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $16.8 million and $19.9 million, respectively. Our regulatory capital increased since December 31, 2002 as a result of net earnings. At September 30, 2003, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations. The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

September 30, 2003

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$26,352	12.7%	$16,556	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$17,738	8.6%	$8,278	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$17,738	6.8%	$10,395	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$25,688	12.4%	$16,532	>=8.0%	$20,665	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$20,604	10.0%	$8,266	>=4.0%	$12,399	>=6.0%
Tier 1 Capital (to average assets)	$20,604	7.9%	$10,376	>=4.0%	$12,970	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 82% and 93% of our funding as a percentage of average total assets during the nine months ended September 30, 2003 and 2002, respectively. This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. During the nine months ended September 30, 2003, we obtained an additional $10.0 million of FHLB advances. As of September 30, 2003, we had $32.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During the nine months ended September 30, 2003, we had an average balance of $20.0 million in overnight funds sold representing 8.5% of total average assets.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at September 30, 2003:

INTEREST RATE SENSITIVITY GAP

September 30, 2003

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$22,370,000	$—	$—	$—	$22,370,000
Interest-bearing deposits with other
financial institutions	1,234,700	2,073,300	496,000	—	3,804,000
Securities held to maturity	—	1,007,200	12,181,000	18,927,000	32,115,200
Loans, gross	91,315,100	45,305,000	36,264,000	14,529,000	187,413,100

Total rate-sensitive assets	$114,919,800	$48,385,500	$48,941,000	$33,456,000	$245,702,300

Liabilities:
Demand deposits	$3,956,600	$—	$—	$—	$3,956,600
Savings and money market accounts	86,899,000	—	—	—	$86,899,000
Time deposits	7,937,700	38,488,000	21,655,000	—	$68,080,700
FHLB advances	7,000,000	—	25,000,000	—	$32,000,000
Subordinated debentures	—	—	2,500,000	—	$2,500,000
Trust preferred securities	7,000,000	—	—	—	$7,000,000

Total rate sensitive liabilities	$112,793,300	$38,488,000	$49,155,000	$—	$200,436,300

Interval Gaps:
Interest rate sensitivity gap	$2,126,500	$9,897,500	($214,000)	$33,456,000	$45,266,000

Rate sensitive assets to rate sensitive liabilities	101.9%	125.7%	99.6%	N/A

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$2,126,500	$12,024,000	$11,810,000	$45,266,000	$45,266,000

Rate sensitive assets to rate sensitive liabilities	101.9%	107.9%	105.9%	122.6%

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at September 30, 2003:

TIME DEPOSIT INVESTMENTS

September 30, 2003

	Book Value	Weighted Average Yield
Time deposits maturing:
One year or less	$3,308,000	2.25%
After one year but within five years	496,000	2.46%

Total time deposits	$3,804,000	2.28%

The following table provides certain information regarding our investment securities at September 30, 2003. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended September 30, 2002 or 2003.

INVESTMENT SECURITIES

September 30, 2003

	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$1,007,200	3.20%
After one year but within five years	12,181,000	4.50%
Collateralized mortgage obligations and mortgage backed securities	18,927,000	3.83%

Total investment securities	$32,115,200	4.07%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At September 30, 2003, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at September 30, 2003:

LOAN PORTFOLIO COMPOSITION

September 30, 2003

	Amount Outstanding	Percent of Total
Commercial loans	$43,671,900	24.0%
Construction loans	49,791,400	27.4
Real estate loans	80,697,300	44.3
Other loans	7,903,700	4.3

	182,064,300	100.0%

Less – Deferred loan fees	(551,800)
Less – Allowance for loan losses	(2,661,600)

Net loans	$178,850,900

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, and as a percentage of total assets and Tier 1 capital. At September 30, 2003, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2002 have occurred primarily in the areas of residential non-owner occupied over $0.8 million and residential subdivision under $0.8 million.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”). Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non-performing assets at September 30, 2003:

NON-PERFORMING ASSETS

September 30, 2003

Non-accrual loans	$1,153,900
Accruing loans past due 90 days or more	83,500
Troubled debt restructurings	—
Other real estate owned	—

Total	$1,237,400

Nonperforming assets increased from $0.1 million at December 31, 2002 to $1.2 million at September 30, 2003. The principal component of this increase is a commercial line of credit secured by all of the borrower’s assets with an outstanding balance of approximately $1.1 million at September 30, 2003. Although this loan is not in default, we classified the loan as “substandard” effective March 31, 2003, assigned $0.2 million of specific allowance for loan losses and charged-off $0.5 million in the second quarter of 2003. Since then, the specific reserve has been increased by an additional $0.2 million. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material additions to the allowance for loan losses.

The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $58,100 for the nine months ended September 30, 2003. Cash collections on non-performing loans totaled $437,900 during the nine months ended September 30, 2003 of which $387,900 was applied to principal and $50,000 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the nine month periods ended September 30, 2003 and 2002.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At September 30, 2003 and December 31, 2002, we had classified $4.4 million and $1.2 million, respectively, of our loans as impaired for which a $0.8 million reserve and $0.3 million reserve, respectively, were assigned. In the nine months ended September 30, 2003, we collected $50,200 on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,
	2003	2002
Balance at beginning of period	$1,982,900	$2,426,500

Charge-offs	(509,800)	(1,022,400)
Recoveries	63,500	73,300

Net charge-offs	(446,300)	(949,100)

Additional provisions	1,125,000	475,000

Balance at end of period	$2,661,600	$1,952,400

The provision for loan losses was increased for the nine months ended September 30, 2003 primarily due to the increased level of classified loans, non-accrual loans and loan growth.

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2003, we had undisbursed loan commitments of $83.6 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2003, we had outstanding standby letters of credit with a potential $0.9 million of obligations. These standby letters of credit will mature within one year.

Deposits

Total deposits increased from $156.7 million at December 31, 2002 to $203.3 million at September 30, 2003. This increase was primarily due to a $40.5 million increase in savings and money market deposits primarily generated through our branch offices as a result of a deposit promotion campaign conducted by the Bank, which we used to fund the growth in our loan portfolio and increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at September 30, 2003:

SOURCE OF DEPOSITS

September 30, 2003

	Amount	Percent of Total Deposits
Branches	$153,509,400	75.5%
Money desk	27,115,600	13.4
Brokered	22,634,000	11.1

Total	$203,259,000	100.0%

We telephonically solicit deposits through our money desk, which attracts primarily time deposits nationwide. We also engage brokers or other intermediaries to place certificates of deposit with their customers. The certificates of deposits obtained through our money desk and deposit brokers generally had maturities ranging from nine months to thirty-nine months. We limit the amount of money desk deposits that are scheduled to mature in any one calendar month and limit the amount of funds purchased from one intermediary to manage the risk of excessive dependence on any single deposit or depositor. In addition, we have historically maintained a level of liquidity intended specifically to counter any concurrent deposit reduction that might occur.

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

Borrowed Funds

At September 30, 2003, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $27.6 million and investment securities with a carrying value of $23.7 million. The advances mature on various dates from 2004 through 2006. Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.11% at September 30, 2003). Interest is payable monthly with principal and any accrued interest due at maturity.

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

We establish allowances for loan losses against each segment of our loan portfolio. At September 30, 2003, our allowance for loan losses equaled 1.4% of loans. Although we believed that we had established adequate allowances for loan losses as of September 30, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations. As discussed under “Financial Condition – Non-Performing Assets,” we continue to closely monitor a $1.1 million loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in a material addition in the allowance for loan losses.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

We attract primarily certificates of deposit from institutional investors telephonically nationwide through a money desk. We also engage brokers or other intermediaries to place certificates of deposit for their customers. As of September 30, 2003, money desk deposits were $27.1 million representing 13% of total deposits, as compared to $23.8 million at December 31, 2002 representing 15% of total deposits. Brokered deposits were $22.6 million at September 30, 2003 representing 11% of total deposits as compared to $32.8 million at December 31, 2002 representing 21% of total deposits. During 2003, the Company continued its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and brokered deposits.

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

At September 30, 2003, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At September 30, 2003, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $35.2 million, representing 19.3% of our loan portfolio, and additional commitments for these projects in the amount of $23.7 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2003	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON

Daniel L. Erickson Executive Vice President and Chief Financial Officer