Form 10KSB
period 2003-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2004-03-30
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $17.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price as reported by Nasdaq of such common equity was approximately $23.8 million as of March 15, 2004.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 15, 2004 was 4,567,679.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer’s definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer’s fiscal year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):  Yes  ☒  No  ☐

This Annual Report on Form 10-KSB consists of 124 pages, including exhibits.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Alliance Bancshares California (“Bancshares”) is a bank holding company which was incorporated in February 2000. Bancshares has one bank subsidiary, Alliance Bank (the “Bank”), which it acquired on November 30, 2001 and one non-bank subsidiary, Alliance Bancshares California Capital Trust I (the “Trust”), which it formed in October 2002 to issue trust preferred securities. Bancshares operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is a California-chartered bank which commenced operations in 1980. Unless the context requires otherwise, references in this Form 10-KSB to the “Company,” “we” or “us” refers to Bancshares, the Bank, the Trust and Lexib Realcorp, a dormant real estate subsidiary of the Bank, on a consolidated basis.

Our goal is to become a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing and other banking needs of small to medium sized businesses, builders and professionals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects. Construction loans accounted for 28% of our total loans at December 31, 2003 and 2002. We also offer a variety of deposit accounts, cash management products and other banking services.

Our principal executive offices are in Culver City, California. We have two branch offices, one in our principal executive offices, the Los Angeles Regional Office, and one in Irvine, California, the Orange County Regional Office. The Orange County Office was established in August 1999 in Newport Beach and relocated to its current location in Irvine in 2002. We have plans to open two additional offices during 2004, one in Woodland Hills, California and one in Burbank, California.

Our primary lending area includes all seven Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, Ventura and Santa Barbara. We attract deposits principally from our borrowers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk.

Bancshares is registered as a bank holding company with the Federal Reserve Board (the “FRB”) and is subject to examination and regulation as a holding company by the California Department of Financial Institutions (the “California DFI”). The Bank is subject to supervision, examination and regulation by the California DFI. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and it is a member of the Federal Home Loan Bank of San Francisco (the “FHLB”). The Bank is not a member of the FRB but does use a number of its services.

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

In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan which would exceed our legal lending limit ($6.6 million for secured loans as of December 31, 2003), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

Supervision and Regulation

Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, the financial condition and results of operation of the Company, and its ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

Further, these laws, regulations and policies are continuously under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase in the cost of doing business, limit certain business activities or materially adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

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

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes—“well capitalized,” “adequately capitalized” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system of the FDIA, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

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

Capital Adequacy Requirements

The FRB and the FDIC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and insured banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock, and minority interests in the equity. The remainder, designated “Tier 2 capital,” may consist of a limited amount of subordinated debt, certain hybrid capital instruments, the remaining portion of trust preferred securities and other debt securities, preferred stock and a limited amount of the general loan loss allowance.

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the Board of Governors of the Federal Reserve System (“FRB”), which is Bancshares’ banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements. The Company has received subscriptions to purchase over $7.0 million of shares of a newly authorized series of preferred stock in a private placement which is intended to close on March 31, 2004. If closed as anticipated, the Company’s regulatory capital will increase by more than the loss of regulatory capital should the trust preferred securities not be includable as regulatory capital.

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

The FDIC may subject undercapitalized banks to a broad range of restrictions and regulatory requirements. An undercapitalized bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Significantly undercapitalized banks are subject to increased monitoring by the FDIC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the FDIC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The FDIC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the FDIC agrees otherwise.

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

Capital Distributions

Bancshares may make capital distributions (dividends in cash or property, or repurchases of capital stock) subject to the California General Corporation Law and the policies, rules and regulations of the FRB. Under the California General Corporation Law, Bancshares may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, Bancshares’ assets would be at least 1.25 times its liabilities and its current assets would exceed its liabilities (determined on a consolidated basis under generally accepted accounting principles). The FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and that the prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

The ability of Bancshares to pay dividends will depend upon its cash resources. Bancshares’ principal source of income consists of dividends and cash distributions from the Bank. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount which does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the Prompt Corrective Action Rules.

CRA

Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (the “CRA”). The CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank’s compliance with CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for FDIC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for FDIC denial of such an application, or approval may be conditioned upon improvement of the applicant’s CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

In the most recently completed CRA compliance examination, conducted in 2002, the FDIC assigned the Bank a rating of “satisfactory,” the second highest of four possible ratings. CRA regulations emphasize measurements of performance in the area of lending (specifically, the bank’s home mortgage, small business, small farm and community development loans), investment (the bank’s community development investments) and service (the bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank’s community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

California Banking Law

Both Bancshares and the Bank are regulated under the California Banking Law. As a bank holding company, Bancshares must file reports with, and is subject to examination and supervision by, the California DFI. The Bank, as a California-chartered bank, is subject to examination, supervision and regulation by the California DFI. These laws and regulations affect many aspects of the Bank’s operations, including investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, issuances of securities and other corporate governance provisions.

Employees

As of December 31, 2003, we had 57 salaried employees, including 44 officers. We believe that our relationship with our employees is satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY

We lease our headquarters office located at 100 Corporate Pointe in Culver City, California pursuant to a lease which expires January 31, 2010. Our headquarters office is located in approximately 14,700 square feet of ground floor office space in a modern three-story building. Our monthly base rent in 2003 is $24,000, which is subject to annual cost of living increases not to exceed 5%.

In December 2002, we commenced a 60-month lease for our Orange County Regional Office and the Real Estate and Construction Department comprised of approximately 6,900 square feet of ground floor office space in Irvine, California, at a monthly initial base rent of $20,600, which is subject to 2% annual increases.

In March 2004, we executed a 90-month lease for a new regional office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which is subject to annual increases of approximately 2.75%.

We are also negotiating for a 60-month lease for a new regional office comprised of approximately 5,000 square feet of 5th floor space in Burbank, California, at a monthly initial base rent of approximately $14,000 subject to annual increases of approximately 2.00%.

We believe that these facilities are adequate to meet our current space needs. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2003, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol “ABNS.” The following table sets forth the high and low quotations for Bancshares Common Stock during the periods indicated as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$3.60	$3.20	$2.35	$2.05
Second Quarter	$6.30	$3.60	$2.95	$2.35
Third Quarter	$7.60	$6.01	$2.75	$2.34
Fourth Quarter	$9.25	$7.50	$3.25	$2.46

As of March 15, 2004, there were approximately 370 holders of record of Bancshares common stock. In addition, approximately 65% of Bancshares common stock was held in street name.

Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Our ability to pay dividends is subject to meeting regulatory capital requirements and other regulatory restrictions. See “Description of Business—Supervision and Regulation—Capital Distributions.” In addition, Bancshares may not pay dividends if at any time it is in default or has elected to defer payments under its Trust Preferred Securities.

There were no purchases of equity securities during the three months ended December 31, 2003.

The following table sets forth information concerning equity compensation plans as of December 31, 2003:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	368,000	$2.48	181,400
Equity compensation plans not approved by security holders	—	—	—

Total	368,000		181,400

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

Overview

We recorded net earnings of $2.2 million ($0.48 basic and $0.38 fully diluted earnings per share) for the year ended December 31, 2003, the highest net earnings in our history. This compares to net earnings of $1.9 million ($0.41 basic and $0.33 fully diluted earnings per share) in 2002. The increase in net earnings in 2003 was due primarily to a $2.2 million increase in net interest income before provision for loan losses and a $0.8 million increase in non-interest income due to increased broker fees on loans. These increases were offset by a $0.9 million increase in the provision for loan losses primarily due to an increase in our impaired loans and a $1.5 million increase in general and administrative expenses related primarily to the expansion of our operations.

We continued our growth during the year, with assets increasing from $201.9 million at December 31, 2002 to $282.7 million at December 31, 2003. Loans continue to constitute the largest portion (approximately 76%) of our interest earning assets, and grew from $148.5 million at December 31, 2002 to $200.5 million at December 31, 2003. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Total deposits increased from $156.7 million at December 31, 2002 to $224.7 million at December 30, 2003. This increase was primarily due to a $31.9 million increase in demand deposits and a $43.1 million increase in savings and money market deposits primarily generated through our branch offices as a result of deposit promotion campaigns conducted by the Bank, which we used to fund the growth in our loan portfolio and increase our liquidity.

Another significant change in our balance sheet has been the accumulation of shareholders’ equity. Shareholders’ equity increased from $12.4 million at December 31, 2002 to $14.7 million at December 31, 2003. This increase was due solely to our net earnings.

Our allowance for loan losses was $3.0 million or 1.53% of loans at December 31, 2003 compared to $2.0 million or 1.38% of loans at December 31, 2002.

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

Allowance for Loan Losses

The calculation of the adequacy of the allowance for loan losses (“ALL”) is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. We use a migration analysis as part of our evaluation of the allowance for loan losses which is a method by which specific charge-offs are related to the prior life of the same loan type compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to our loan portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of our loan portfolio as discussed below, amounts and trends in non-performing assets and concentration factors.

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively. Loans on the watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2003, the weighted average risk rating for our loan portfolio was 4.38, indicating an overall risk rating midway between average and acceptable. The weighted average risk rating was 4.44 at December 31, 2002.

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

The ALL consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Net Interest Income

Our earnings depend largely upon our net interest income, which is the difference between the income we earn on loans and other interest earning assets and the interest we pay on deposits and borrowed funds. Net interest income is related to the rates earned and paid on and the relative amounts of interest earning assets and interest bearing liabilities. Our inability to maintain strong asset quality, capital or liquidity may adversely affect (i) our ability to accommodate desirable borrowing customers, thereby impacting growth in quality higher-yielding earning assets; (ii) our ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

Net interest income is related to our interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond our control such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the FRB.

Net interest income before provision for credit losses increased to $9.8 million in 2003 from $7.8 million for 2002. This was due to an increase in interest income of $2.2 million while interest expense increased only $0.2 million. The increase in interest income was due to $66.2 million increase in average interest earning assets which more than offset a 1.12% decrease in the weighted average yield on interest earning assets from 7.33% in 2002 to 6.21% in 2003. The $0.2 increase in interest expense was due to a $54.5 million increase in average interest bearing liabilities which was partially offset by a 0.83% decline in the weighted average rates paid on interest bearing liabilities from 3.30% in 2002 to 2.47% in 2003.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand through the expansion of the Orange County Regional Office, to the addition of qualified business development personnel and to favorable economic conditions. Average loans increased 26.7% to $173.4 million in 2003 from $136.9 million in 2002, with the increase occurring in all major loan categories. Average investment securities increased 204% to $32.8 million from $10.8 million as the Company invested in corporate bonds, collateralized mortgage obligations and mortgage backed securities. Average interest bearing deposits increased 22.7% to $147.5 million in 2003 compared to $120.2 million during 2002. Average borrowings increased to $40.8 million during 2003 compared to $13.6 million during 2002 due to $25.0 million of additional FHLB advances during late 2002 and early in 2003.

The decrease in interest rates reflected declining market interest rates initiated by the FRB, resulting in the prime rate decreasing from 9.50% at the beginning of 2002 to 4.25% at the end of 2002 and decreasing again to 4.0% in June 2003. Because loans represented 76% of our interest-earning assets, and because a substantial portion of our loans bear interest at rates tied to the prime rate which adjust with changes in the prime rate, the weighted average yield on our loan portfolio decreased 0.66% from 8.20% in 2002 to 7.54% in 2003.

Our interest rate spread decreased from 4.03% in 2002 to 3.74% in 2003 due to the fact that the decrease in weighted average yield on interest earning assets was more than the decrease in the weighted average rate paid on interest bearing liabilities. This was due primarily to: (i) investment securities, which have lower yields than loans, constituting a greater percentage of our interest earning assets as we could not employ all of our available funds in loans; (ii) interest rates paid on demand, savings and money market accounts were already at rates so low that they could not be decreased by amounts equivalent to decreases in yields on interest earning assets; (iii) other borrowings, consisting of FHLB advances, constituting a higher percentage of our interest bearing liabilities, as we took advantage of opportunities to borrow these additional funds at historically low interest rate levels, and (iv) continuing to pay a higher rate of interest on money market accounts during 2003 as compared to our competition to attract and retain greater amounts of those accounts which allowed us to decrease our level of higher cost certificates of deposit.

Our net interest margin remained high in comparison with our interest rate spread due to the continued significance of non interest-bearing demand deposits relative to total funding sources. Average noninterest-bearing demand deposits totaled $41.7 million, representing 22.0% of average deposits during 2003 compared to $27.2 million, representing 18.5% of average deposits, during 2002.

The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	2003			2002
	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./ Exp.(1)	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$22,166,100	$234,400	1.06%	$14,796,600	$237,100	1.60%
Time deposits	4,239,800	125,800	2.97%	4,004,900	169,100	4.22%
Securities	32,840,900	1,028,800	3.13%	10,770,100	562,700	5.22%
Loans(2)	173,468,500	13,073,100	7.54%	136,902,500	11,226,200	8.20%

Total interest-earning assets	232,715,300	14,462,100	6.21%	166,474,100	12,195,100	7.33%
Non-interest-earning assets	12,304,300			6,885,400

Total assets	$245,019,600			$173,359,500

Interest bearing liabilities:
Interest-bearing demand	$4,094,400	$32,200	0.79%	$2,722,300	$17,000	0.62%
Savings and money market	74,292,400	1,336,800	1.80%	36,633,400	740,900	2.02%
Certificates of deposit	69,141,600	1,908,700	2.76%	80,806,400	2,985,100	3.69%
Other borrowings	40,774,200	1,373,100	3.37%	13,647,400	669,900	4.91%

Total interest-bearing liabilities	188,302,600	4,650,800	2.47%	133,809,500	4,412,900	3.30%

Non-interest bearing liabilities	43,235,000			28,352,200

Total liabilities	231,537,600			162,161,700
Shareholders’ equity	13,482,000			11,197,800

Total liabilities and shareholders’ equity	$245,019,600			$173,359,500

Net interest income		$9,811,300			$7,782,200

Interest rate spread			3.74%			4.03%
Net interest margin			4.22%			4.67%

(1)	Interest income on loans includes loan fees of $3.1 million in 2003 and $2.7 million in 2002.
(2)	Loans include nonaccrual loans.

ANALYSIS OF NET INTEREST INCOME

	2001
	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$12,924,300	$464,100	3.59%
Time deposits	4,475,300	256,000	5.72%
Securities	7,692,100	475,900	6.19%
Loans(2)	105,327,600	10,342,500	9.82%

Total interest-earning assets	130,419,300	11,538,500	8.85%
Non-interest-earning assets	5,304,600

Total assets	$135,723,900

Interest bearing liabilities:
Interest-bearing demand	$2,542,900	$33,200	1.31%
Savings and money market	38,762,100	1,210,100	3.12%
Certificates of deposit	59,198,500	3,405,000	5.75%
Other borrowings	2,886,300	221,300	7.67%

Total interest-bearing liabilities	103,389,800	4,869,600	4.71%

Non-interest bearing liabilities	22,585,200

Total liabilities	125,975,000
Shareholders’ equity	9,748,900

Total liabilities and shareholders’ equity	$135,723,900

Net interest income		$6,668,900

Interest rate spread			4.14%
Net interest margin			5.11%

(1)	Interest income on loans includes loan fees of $2.2 million.
(2)	Loans include nonaccrual loans.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	2003
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$94,200	$(96,900)	$(2,700)
Time deposits	9,400	(52,700)	(43,300)
Securities	766,900	(300,800)	466,100
Loans	2,812,200	(965,300)	1,846,900

Total interest earning assets	3,682,700	(1,415,700)	2,267,000

Interest expense:
Interest-bearing demand	10,000	5,200	15,200
Savings and money market	685,800	(89,900)	595,900
Certificates of deposit	(391,300)	(685,100)	(1,076,400)
Other borrowings	970,500	(267,300)	703,200

Total interest bearing liabilities	1,275,000	(1,037,100)	237,900

Net interest income	$2,407,700	$(378,600)	$2,029,100

ANALYSIS OF CHANGE IN INTEREST INCOME

	2002
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$59,500	$(286,500)	$(227,000)
Time deposits	(24,900)	(62,000)	(86,900)
Securities	169,100	(82,300)	86,800
Loans	2,770,600	(1,886,900)	883,700

Total interest earning assets	2,974,300	(2,317,700)	656,600

Interest expense:
Interest-bearing demand	2,200	(18,400)	(16,200)
Savings and money market	(63,300)	(405,900)	(469,200)
Certificates of deposit	1,018,300	(1,438,200)	(419,900)
Other borrowings	554,300	(105,700)	448,600

Total interest bearing liabilities	1,511,500	(1,968,200)	(456,700)

Net interest income	$1,462,800	$(349,500)	$1,113,300

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated proportionately to both volume and rate.

Provision for Loan Losses

We charged $1.6 million and $0.7 million to the allowance for loan losses (“ALL”) for the years ended December 31, 2003 and 2002, respectively, primarily because of an increase in our impaired loans. These provisions were based on our policies and procedures for establishing the ALL. See “Asset Quality and Credit Risk Management.”

Non-Interest Income

Non-interest income increased from $2.2 million for the year ended December 31, 2002 to $3.0 million for the year ended December 31, 2003 or 34.9%. This increase was due primarily to an increase of $0.8 million in broker fees on loans referred to third parties. We broker loans to third parties which we do not want to originate for our own portfolio, which can occur for a variety of reasons, including the nature of the loan, the creditworthiness of the borrower, the location of the borrower or the collateral, or the specific terms requested by the borrower. The number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period are not indicative of broker fees which may be earned in subsequent periods, and may vary substantially from period to period.

Net gains on sales of loans remained relatively constant from 2002 to 2003. These gains are primarily from the sale of the guaranteed portion of SBA loans. Our ability to generate gains on sales of SBA loans depends significantly on the amount of loans we can originate and market conditions. Therefore, the net gains on the sales of loans held for sale in one period are not indicative of gains which may be earned in subsequent periods, and may vary substantially from period to period.

The amount of SBA loans we can originate in any period depends on many factors, including the types of loans the SBA will guarantee and budget restraints. In January 2004, the SBA reduced its funding of and placed limits on its 7a loan product. Virtually all of the loans we originated and gains we generated in 2003 were from the sales of the guaranteed portions of 7a loans. Although we may place emphasis on other SBA products, we believe this will adversely affect our SBA loan origination volume and net gains on sales of loans in 2004.

Non-Interest Expense

Salaries and related benefits increased from $2.7 million for the year ended December 31, 2002 to $3.4 million for the year ended December 31, 2003 or 25.9%. This increase was due primarily to an increase in the number of employees, particularly in the Culver City Regional Office and administration, and an increase in incentive pay primarily related to loan and deposit sales. At year-end 2003, the Company employed 57 full time employees, compared with 45 employees at the end of 2002. Salaries and related benefits are expected to increase further in 2004 due to the impact of additional staff anticipated for our two new offices which we are expected to open during the second and third quarter of 2004.

Occupancy expense increased from $0.9 million for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003 or 16.3% due to increased rent expense and the amortization of leasehold improvements at the new Orange County Regional Office. Rent expense will increase by approximately $23,000 per month in mid-2004 due to the impact of the rent anticipated for our two new offices.

Other operating expenses increased from $1.6 million at December 31, 2002 to $2.1 million at December 31, 2003 or 32.0% due in part to increases in advertising and marketing expenses for customer appreciation functions, product promotions and marketing brochures, increases in workers compensation insurance and employment costs related to the hiring of new employees.

FINANCIAL CONDITION

Regulatory Capital

At December 31, 2003, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $18.3 million and $21.0 million, respectively. Our

Tier 1 capital increased during 2003 as a result of net earnings and from an additional $0.6 million of the trust preferred securities that qualify as Tier 1 capital. At December 31, 2003, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under the prompt corrective action rules.

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements. The Company has received subscriptions to purchase over $7.0 million of shares of a newly authorized series of preferred stock in a private placement which is intended to close on March 31, 2004. If closed as anticipated, the Company’s regulatory capital will increase by more than the loss of regulatory capital should the trust preferred securities not be includable as regulatory capital.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

At December 31, 2003

(dollars in thousands)

	Actual		To Be Adequately Capitalized			To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$26,954	11.84%	$18,210	≥	8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$18,252	8.02%	$9,105	≥	4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$18,252	6.73%	$10,848	≥	4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$26,325	11.58%	$18,192	≥	8.0%	$22,740	≥	10.0%
Tier 1 Capital (to risk-weighted assets)	$20,972	9.22%	$9,096	≥	4.0%	$13,644	≥	6.0%
Tier 1 Capital (to average assets)	$20,972	7.73%	$10,848	≥	4.0%	$13,560	≥	5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 83% and 92% of funding for average total assets during 2003 and 2002, respectively.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2003, we had $32.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited. During 2003, we had an average balance of $22.2 million in overnight funds sold representing 11.7% of total average deposits.

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

December 31, 2003

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$25,165,000	$—	$—	$—	$25,165,000
Time deposits with other financial institutions	1,927,700	1,486,000	595,000	—	.4,008,700
Securities held to maturity	—	1,002,800	19,170,300	16,141,300	36,314,400
Loans, gross	81,990,200	72,947,000	31,698,000	17,514,000	204,149,200

Total rate-sensitive assets	109,082,900	75,435,800	51,463,300	33,655,300	269,637,300

Liabilities:
Demand deposits	4,397,400	—	—	—	4,397,400
Savings and money market accounts	89,463,300	—	—	—	89,463,300
Certificates of deposit	18,749,000	30,989,000	16,976,000	—	66,714,000
FHLB advances	7,000,000	5,000,000	20,000,000	—	32,000,000
Subordinated debentures	—	—	2,500,000	—	2,500,000
Trust preferred securities	7,000,000	—	—	—	7,000,000

Total rate sensitive liabilities	126,609,700	35,989,000	39,476,000	—	202,074,700

Interval Gaps:
Interest rate sensitivity gap	$(17,526,800)	$39,446,800	$11,987,300	$33,655,300	$67,562,600

Rate sensitive assets to rate sensitive liabilities	86.2%	209.6%	130.4%	N/A	133.4%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(17,526,800)	$21,920,000	$33,907,300	$67,562,600	$67,562,600

Rate sensitive assets to rate sensitive liabilities	86.2%	113.5%	116.8%	133.4%	133.4%

% of rate sensitive assets in period	40.5%	68.4%	87.5%	100.0%	N/A

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

Our time deposit investments generally have terms of one year or less and are generally in amounts of $100,000. Historically, our investment securities consist principally of U.S. Government securities and U.S. Government Agency securities with maturities of less than five years and, more recently, collateralized mortgage obligations, mortgage-backed securities and corporate bonds with an expected weighted average life of less than five years.

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The weighted average maturity of these investments at December 31, 2003 was 3.3 years compared to 2.3 years at December 31, 2002. At December 31, 2003, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,
	2003		2002		2001
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$3,413,700	2.04%	$2,468,900	4.52%	$4,334,700	4.61%
After one but within five years	595,000	2.58%	884,300	3.92%	1,089,000	6.67%

Total time deposits	$4,008,700		$3,353,200		$5,423,700

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We held no tax-exempt securities for the years ended December 31, 2003, 2002 or 2001.

INVESTMENT SECURITIES

	At December 31,
	2003		2002		2001
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$1,002,800	3.19%	$995,400	6.93%	$2,996,300	6.45%
After one but within five years	19,170,300	3.88%	7,020,800	4.90%	2,986,400	5.81%
After five but within ten years	—	—	2,000,800	5.33%	—	—
Collateralized mortgage obligations and mortgage backed securities	16,141,300	3.85%	19,457,800	3.65%	—	—

Total investment securities	$36,314,400		$29,474,800		$5,982,700

Lending Activities

Our present lending strategy is to attract small to mid-sized businesses, builders and professionals by offering a variety of commercial loan products and a full range of banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our primary lending area includes all seven Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, Ventura and Santa Barbara.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2003		2002		2001
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$51,498,100	26.0%	$34,800,800	24.2%	$35,793,600	31.1%
Construction loans	54,741,500	27.6	39,732,900	27.6	33,386,200	29.0
Real estate loans	79,196,300	40.0	61,389,200	42.6	38,597,600	33.6
Other loans	12,616,300	6.4	8,019,300	5.6	7,232,000	6.3

	198,052,200	100.0%	143,942,200	100.0%	115,009,400	100.0%

Less—Net deferred loan fees	(573,700)		(632,900)		(424,600)
Less—Allowance for loan losses	(3,030,700)		(1,982,900)		(2,426,500)

Net loans	$194,447,800		$141,426,300		$112,158,300

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2000		1999
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$30,014,700	31.1%	$25,339,100	26.9%
Construction loans	31,041,700	32.2	39,851,800	42.4
Real estate loans	31,410,800	32.5	24,230,200	25.7
Other loans	4,046,300	4.2	4,674,900	5.0

	96,513,500	100.0%	94,096,000	100.0%

Less—Net deferred loan fees	(199,100)		(612,100)
Less—Allowance for loan losses	(2,023,400)		(1,707,300)

Net loans	$94,291,000		$91,776,600

Of our total loans outstanding at December 31, 2003, 57% were due in one year or less, 24% were due in 1-5 years and 19% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2003
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$38,942,100	$10,565,400	$1,990,600	$51,498,100
Construction loans	52,233,200	2,508,300	—	54,741,500
Real estate loans	20,407,300	31,888,100	26,900,900	79,196,300
Other loans	2,091,200	2,251,800	8,273,300	12,616,300

	$113,673,800	$47,213,600	$37,164,800	$198,052,200

We may not make loans in excess of our limit under applicable regulations. In general, this limit is 25% of our capital for secured loans and 15% of our capital for unsecured loans. Our legal lending limits at December 31, 2003 were $6.6 million for secured loans and $4.0 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders. Historically, we have not subordinated our retained interest in these loans to the participation interest and have retained the servicing rights for the loans, for which we receive a servicing fee from the participants. At December 31, 2003, we were servicing $70 million in participated loans, including $18 million in construction loans, $38 million in SBA loans and $11 million in real estate loans as compared with $54 million at the end of 2002, including $16 million of construction loans, $18 million in SBA loans and $14 million in real estate loans.

All loans must be approved by our Internal Loan Committee. Under our present policy, loans in excess of $100,000 must also be approved by our Board of Director’s Loan Committee.

Of our total loans outstanding, approximately 74% and 72% had adjustable rates at December 31, 2003 and 2002, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth information by specified category of loan the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS

(loans due after one year)

	At December 31, 2003
	Fixed Rate	Adjustable Rate
Commercial loans	$1,181,300	$11,374,700
Construction loans	—	2,508,300
Real estate loans	27,247,400	31,541,600
Other loans	1,362,700	9,162,400

	$29,791,400	$54,587,000

In addition, we from time to time refer certain commercial real estate loans to third parties and receive a broker fee if and when the loan funds.

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

SBA loans are designed for small business owners and are generally guaranteed, in part, up to 75% by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically participated to third parties the SBA-guaranteed portion of our SBA loans. We originated $22 million and $28 million of SBA loans in 2003 and 2002, respectively. At December 31, 2003, we had $19.8 million of SBA loans outstanding, and were servicing an additional $38.8 million of SBA loans.

Construction Loans.    We make loans to finance the acquisition, development and/or construction of individual and tract single-family residences and multifamily and commercial properties. Loans to finance the construction of individual single-family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties. At December 31, 2003, we had outstanding construction loans to developers for tract projects and single residences for sale to third parties totaling $28.2 million, representing 14.2 % of our loan portfolio, and additional commitments for these projects in the amount of $29.4 million.

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

Real Estate Loans.    Our real estate loans include fixed and adjustable rate loans secured by primarily commercial and, to a lesser extent, residential properties. These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans in our loan portfolio at December 31, 2003 generally does not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We generally require a current appraisal in connection with each real estate loan originated.

Other Loans.    We offer other types of loans, including home equity lines of credit. Home equity lines of credit generally have adjustable rates and provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower’s residence net of senior debt.

Asset Quality and Credit Risk Management

We assess and manage credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. We have a Board of Directors Workout Committee which meets quarterly to review, monitor and establish the plan of action for all criticized assets and review the adequacy of the allowance for loan losses (“ALL”). As part of the control process, an independent credit review firm regularly examines our loan portfolio and other credit processes. In addition to this credit review process, our loan portfolio is subject to examination by the FDIC and the California DFI in the normal course of business. Underlying trends in the economic and business cycle will influence credit quality. We seek to manage and control our risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond our control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALL. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by our regulators and us may indicate a requirement for increases in the ALL through changes to the provision for loan losses.

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

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	December 31,
	2003	2002	2001	2000	1999
Non-accrual loans	$2,137,900	$117,500	$848,000	$891,500	$297,800
Accruing loans past due 90 days or more	—	—	55,700	—	1,600
Troubled debt restructurings	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total	$2,137,900	$117,500	$903,700	$891,500	$299,400

Non-accrual Loans.    Non-accrual loans are those loans for which we have discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest. It is our present policy that a loan will be placed on non-accrual status if either principal or interest payments are past due generally in excess of 90 days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

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

Non-accrual loans at December 31, 2003 increased to $2.1 million from $0.1 million at December 31, 2002. The 2003 amount includes a $1.0 million loan which has a specific reserve of $0.5 million. Interest income of $1,300 and $6,600 was recorded on non-accrual loans in 2003 and 2002, respectively; the additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $137,200 and $2,700 for 2003 and 2002, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2003 and 2002.

Loans Contractually Past Due 90 or More Days.    Loans contractually past due 90 or more days are those loans which have become contractually past due at least 90 days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due 90 days when such loans are well secured and in the process of collection, and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

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

We had no loans contractually past due 90 or more days and still accruing interest at December 31, 2003 and 2002.

TDRs.    A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider. We may make modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual its ability to repay the loan. At December 31, 2003 and 2002, we had no TDRs.

Other Real Estate Owned.    We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had no OREO in 2003 or 2002.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At December 31, 2003 and 2002, we had classified $4,003,800 (which amount included $2,137,900 of non-performing loans) and $771,600 (which amount included $24,900 of non-performing loans), respectively, of our loans as impaired. As of December 31, 2003, we had established specific reserves of $844,800 on $1,422,800 of impaired loans. At December 31, 2002, there were no impaired loans for which a related specific reserve was provided. In 2003, we collected $2,100,900 on impaired loans, of which $1,905,400 was credited to principal outstanding and $195,800 was recognized as interest income. In 2002, we collected $762,700 on impaired loans, of which $752,400 was credited to principal outstanding and $10,300 was recognized as interest income. The average balance of impaired loans was $5,393,100 in 2003 and $1,023,200 in 2002.

Allowance for Loan Losses

The ALL consists of specific, general and unallocated components. The specific component relates to loans that are classified as either substandard, doubtful or loss including impaired loans (rated 8, 9, or 10 in our loan grading system). The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

We make periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experience and other factors in determining the adequacy of the ALL. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Although we use the best information available to make these estimates, future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions that may be beyond our control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our

ALL and such agencies may require us to recognize additions to the allowance based on judgments different from those of management.

The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories.

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2003		2002		2001
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$1,601,000	26.0%	$647,000	24.2%	$1,321,000	31.1%
Construction loans	592,200	27.6	367,000	27.6	728,000	29.0
Real estate loans	608,400	40.0	796,000	42.6	241,000	33.6
Other loans	156,900	6.4	107,000	5.6	113,000	6.3
Unallocated	72,200	—	65,900	—	23,500	—

Total	$3,030,700	100.0%	$1,982,900	100.0%	$2,426,500	100.0%

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2000		1999
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$1,090,000	31.1%	$720,000	26.9%
Construction loans	652,000	32.2	363,000	42.4
Real estate loans	199,000	32.5	255,000	25.7
Other loans	82,400	4.2	64,000	5.0
Unallocated	—	—	305,300	—

Total	$2,023,400	100.0%	$1,707,300	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2003	2002	2001	2000	1999
Balance at beginning of period	$1,982,900	$2,426,500	$2,023,400	$1,707,300	$1,423,200
Charge-offs
Commercial loans	(649,900)	(1,022,400)	(36,200)	(142,700)	(438,800)
Construction loans	—	(218,000)	—	—	(12,600)
Real estate loans	—	—	—	(98,700)	—
Other loans	(9,800)	—	—	(1,500)	—

Total charge-offs	(659,700)	(1,240,400)	(36,200)	(242,900)	(451,400)

Recoveries
Commercial loans	132,500	80,700	39,300	135,800	63,500
Construction loans	—	—	—	98,200	42,000
Real estate loans	—	—	—	—	—
Other loans		16,100	—	—	—

Total recoveries	132,500	96,800	39,300	234,000	105,500

Net charge-offs	(527,200)	(1,143,600)	3,100	(8,900)	(345,900)
Additional provisions	1,575,000	700,000	400,000	325,000	630,000

Balance at end of period	$3,030,700	$1,982,900	$2,426,500	$2,023,400	$1,707,300

Ratio of loan loss allowance to loans outstanding	1.53%	1.38%	2.12%	2.10%	1.81%
Ratio of net charge offs during the period to average loans outstanding during the period	(0.304)%	(0.835)%	0.003%	(.009)%	(0.446)%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2003, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain collateral supporting those commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2003, we had undisbursed loan commitments of $84.3 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2003, we had outstanding standby letters of credit and financial guarantees with a potential $1.4 million of obligations, all of which will mature at various dates through 2005.

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

The following table sets forth the amount of time deposits of $100,000 and over maturing within certain intervals at December 31, 2003:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	Three Months Or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total

Branches	$3,569,100	$1,218,100	$3,502,200	$1,538,200	$9,827,600
Money desk	2,014,000	3,000,000	5,971,000	11,649,000	22,634,000
Brokered	2,893,000	3,397,000	3,898,000	2,200,000	12,388,000

Total	$8,476,100	$7,615,100	$13,371,200	$15,387,200	$44,849,600

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	December 31, 2003		December 31, 2002
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Branches	$175,562,000	78.1%	$100,088,700	63.9%
Money desk	26,517,300	11.8	23,849,900	15.2
Brokered(1)	22,634,000	10.1	32,786,400	20.9

Total	$224,713,300	100.0%	$156,725,000	100.0%

(1)	All brokered funds were arranged by one broker for over 100 different depositors.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2003, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to four years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Under the FDIC, banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at December 31, 2003:

CONCENTRATION OF DEPOSITS

	December 31, 2003
	Demand	Savings and Money Market	Certificates of Deposit
Total deposits	$68,536,000	$89,463,300	$66,714,000 (1)
Balances from largest:
Single depositor	$2,874,000	$10,197,500	$1,100,000
% of total deposits	1.3%	4.5%	0.5%
Five depositors	$10,562,800	$27,510,300	$2,300,000
% of total deposits	4.7%	12.2%	1.0%

(1)	Includes $22.6 million obtained through one broker for over 100 different depositors.

Note:    Two depositors appeared in more than one category with total deposits of $6,834,800 and $4,254,000.

Borrowed Funds

At December 31, 2003, the Bank had outstanding $2.5 million of 8% Optional Convertible Subordinated Debentures due June 1, 2009 (the “Debentures). The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share. The Debentures are treated as Tier 2 regulatory capital for the Bank.

At December 31, 2003, the Bank had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $33.4 million and investment securities with a carrying value of $29.1 million. The advances mature on various dates during 2004, 2005 and 2006. Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.11% at December 31, 2003). Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7.0 million of trust preferred securities. We issued the trust preferred securities to obtain additional regulatory capital at a relatively low cost (as interest payments on the trust preferred securities are deductible by us for income tax purposes). The trust preferred securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by Bancshares with respect to distributions and payments upon liquidation, redemption and otherwise. These securities mature in 2032, are redeemable at our option beginning after 5 years at par, and require quarterly distributions at a rate which resets quarterly at the three month LIBOR rate plus 3.45%. (The rate was 4.63% at December 31, 2003.) Bancshares used $3.0 million of the proceeds of such issuance to repay its capital note and contributed $3.5 million of the proceeds to the capital of the Bank. A portion of the securities (25% of Tier 1 capital or $3.7 million) also qualify as Tier 1 capital for regulatory purposes which will enable us to support further growth. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. The Company believes that the Board of Governors of the Federal Reserve System, which is the Company’s banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements. The Company has received subscriptions to purchase over $7.0 million of shares of a newly authorized series of preferred stock in a private placement, which is intended to close on March 31, 2004. If closed as anticipated, the Company’s regulatory capital will increase by more than the loss of regulatory capital should the trust preferred securities not be includable as regulatory capital.

Selected Financial Ratios

The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	2003	2002	2001
Net income to average assets	0.90%	1.07%	1.04%
Net income to average equity	16.34%	16.60%	14.47%
Average equity to average assets	5.50%	6.46%	7.18%

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

We establish allowances for credit losses against each segment of our loan portfolio. At December 31, 2003, our allowance for loan losses equaled 1.53% of loans. Although we believe that we have established adequate allowances for credit losses as of December 31, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

A significant portion of our deposits are obtained through our money desk and brokers, and all of our brokered deposits were obtained through one broker.

We attract primarily certificates of deposits from institutional investors telephonically nationwide through a money desk. We also engage brokers to place certificates of deposit with their customers. As of December 31, 2003, money desk deposits were $26.5 million representing 12% of total deposits, as compared to $23.8 million at December 31, 2002 representing 15% of total deposits. Brokered deposits were $22.6 million at December 31, 2003 representing 10% of total deposits as compared to $32.8 million at December 31, 2002 representing 21% of total deposits. All of our brokered deposits at December 31, 2003 were obtained through one broker. The discontinuation of business between this broker and the Company could have a material adverse effect on the Company. However, the deposits obtained through this broker as of December 31, 2003 mature throughout August 2007, and thus such discontinuation would not result in the immediate withdrawal of such deposits. In addition the Company could obtain certificates of deposit through other brokers. The Company intends to continue its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and brokered deposits.

Under the FDIC, banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

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

At December 31, 2003, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At December 31, 2003, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $28.2 million, representing 14.2% of our loan portfolio, and additional commitments for these projects in the amount of $29.4 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Our business is heavily regulated.

Both Bancshares, as a bank holding company, and Bank, as a California-chartered FDIC insured bank, are subject to significant governmental supervision, regulation and legislation, which is intended primarily to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy, and are not intended to protect bank and bank holding company shareholders. Statutes, regulations and regulatory policies affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot assure you that future changes in applicable statutes, regulations, legislation and policies or in their interpretation will not materially adversely affect our business.

The FRB may determine not to allow trust preferred securities to be included as a part of regulatory capital.

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements. The Company has received subscriptions to purchase over $7.0 million of shares of a newly authorized series of preferred stock in a private placement, which is intended to close on March 31, 2004. If closed as anticipated, the Company’s regulatory capital will increase by more than the loss of regulatory capital should the trust preferred securities not be includable as regulatory capital.

SBA loan programs may be modified or discontinued.

In recent years we have generated significant income from fees and interest on SBA loans and gains on sales of participation interests in SBA loans. Congress or the SBA may discontinue or modify these programs at any time. Such discontinuation or modification could have a material adverse affect on our results of operations depending on our level SBA lending at the time.

ITEM 7.    FINANCIAL STATEMENTS

INDEPENDENT AUDITORS REPORT

To the Shareholders and Board of Directors of Alliance Bancshares California:

We have audited the accompanying consolidated balance sheets of Alliance Bancshares California and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Bancshares California and subsidiaries as of December 31, 2003 and 2002, and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN LLP

Pasadena, California

February 18, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$10,674,000	$5,292,200
Federal funds sold	25,165,000	10,285,000

Total cash and cash equivalents	35,839,000	15,577,200

Time deposits with other financial institutions	4,008,700	3,353,200
Securities held to maturity, fair market value $36,547,000 at December 31, 2003; $29,705,200 at December 31, 2002	36,314,400	29,474,800
Loans held for sale	6,097,000	7,214,800
Loans, net of the allowance for loan losses of $3,030,700 at December 31, 2003; $1,982,900 at December 31, 2002	194,447,800	141,326,300
Equipment and leasehold improvements, net	1,149,100	1,125,700
Accrued interest receivable and other assets	4,878,200	3,793,600

Total assets	$282,734,200	$201,865,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand	$64,138,600	$34,296,700
Interest bearing:
Demand	4,397,400	2,367,400
Savings and money market	89,463,300	46,361,400
Certificates of deposit	66,714,000	73,699,500

Total deposits	224,713,300	156,725,000

Accrued interest payable and other liabilities	1,921,500	1,289,200
FHLB advances	32,000,000	22,000,000
Subordinated debentures	2,500,000	2,500,000
Trust preferred securities	7,000,000	7,000,000

Total liabilities	268,134,800	189,514,200

Commitments and contingencies	-—	-—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized—20,000,000 shares Outstanding—none	-—	-—
Common stock, no par value:
Authorized—20,000,000 shares Outstanding—4,567,679 at December 31, 2003; 4,538,679 shares at December 31, 2002	3,525,800	3,480,300
Undivided profits	11,073,600	8,871,100

Total shareholders’ equity	14,599,400	12,351,400

Total liabilities and shareholders’ equity	$282,734,200	$201,865,600

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2003	2002
Interest Income:
Interest and fees on loans	$13,073,100	$11,226,200
Interest on time deposits with other financial institutions	125,800	169,100
Interest on securities held to maturity	1,028,800	562,700
Interest on federal funds sold	234,400	237,100

Total interest income	14,462,100	12,195,100

Interest Expense:
Interest on deposits	3,277,800	3,743,000
Interest on FHLB advances	831,300	264,000
Interest on subordinated debentures	204,700	204,700
Interest on capital note	—	135,600
Interest on trust preferred securities	337,000	65,600

Total interest expense	4,650,800	4,412,900

Net interest income before provision for loan losses	9,811,300	7,782,200
Provision for Loan Losses	1,575,000	700,000

Net interest income	8,236,300	7,082,200
Non-Interest Income:
Service charges and fees	866,200	865,300
Net gains on sales of loans held for sale	761,500	894,600
Broker fees on loans	1,207,200	375,200
Other non-interest income	154,300	81,000

Total non-interest income	2,989,200	2,216,100
Non-Interest Expense:
Salaries and related benefits	3,387,800	2,749,900
Occupancy and equipment expenses	1,050,700	903,100
Professional fees	430,800	470,500
Data processing	466,500	423,400
Other operating expense	2,109,300	1,598,700

Total non-interest expense	7,445,100	6,145,600

Earnings Before Income Tax Expense	3,780,400	3,152,700
Income tax expense	1,577,900	1,293,600

Net Earnings	$2,202,500	$1,859,100

Earnings per Common Share:
Basic earnings per share	$0.48	$0.41
Diluted earnings per share	$0.38	$0.33

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$2,202,500	$1,859,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	647,600	37,000
Depreciation and amortization	330,500	272,500
Deferred income taxes	(587,500)	127,500
Provision for loan losses	1,575,000	700,000
Net gains on sales of loans held for sale	(861,500)	(894,600)
Proceeds from sales of loans held for sale	21,854,600	21,862,100
Originations of loans held for sale	(19,875,300)	(28,182,300)
(Increase) decrease in accrued interest receivable and other assets	311,600	(258,500)
Increase accrued interest payable and other liabilities	632,300	438,700

Net cash provided by (used in) operating activities	6,229,800	(4,038,500)

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(655,500)	2,070,500
Loans	(54,696,500)	(29,868,000)
Purchase of equipment and leasehold improvements	(353,900)	(898,900)
Purchase of securities held to maturity	(30,500,000)	(33,004,200)
Proceeds from maturities of securities held to maturity	23,012,800	9,475,100
Purchase of FHLB stock	(808,700)	(1,084,100)

Net cash used by investing activities	(64,001,800)	(53,309,600)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	31,871,900	8,071,000
Savings and money market	43,101,900	12,876,200
Certificates of deposit	(6,985,500)	15,093,000
Proceeds from stock options exercised	45,500	41,200
Proceeds from issuance of capital note	—	2,000,000
Payment on capital note	—	(3,000,000)
Proceeds from issuance of FHLB advances	10,000,000	17,000,000
Proceeds from issuance of trust preferred securities	—	6,751,000

Net cash provided by financing activities	78,033,800	58,832,400

Net increase in cash and cash equivalents	20,261,800	1,484,300
Cash and cash equivalents, beginning of year	15,577,200	14,092,900

Cash and Cash Equivalents, end of year	$35,839,000	$15,577,200

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$4,771,900	$4,223,200
Income taxes	$2,038,600	$1,090,300

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Two Years Ended December 31, 2003
	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, January 1, 2002	4,505,079	$3,439,100	$7,012,000	$10,451,100
Stock options exercised	33,600	41,200	—	41,200
Net earnings	—	—	1,859,100	1,859,100

Balance, December 31, 2002	4,538,679	3,480,300	8,871,100	12,351,400
Stock options exercised	29,000	45,500	—	45,500
Net earnings	—	—	2,202,500	2,202,500

Balance, December 31, 2003	4,567,679	$3,525,800	$11,073,600	$14,599,400

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

E.    Loans

Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by net deferred loan fees and costs and an allowance for loan losses. Interest is accrued daily on the outstanding balances. Loan origination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company generally amortizes these amounts over the contractual life of the loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets are estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair value, the Company utilizes an average prepayment assumption of approximately 14% and a discount rate of approximately 5.2% at December 31, 2003. There was no impairment of servicing assets identified as of December 31, 2003.

The principal balance of SBA loans serviced for others was $38,806,300 at December 31, 2003.

H.    Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock and it has no quoted market value. The total amount of FHLB stock included in other assets was $1,642,800 and $1,084,000 at December 31, 2003 and 2002, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.    Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock options. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS 123 requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Had compensation cost for the Plan been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net earnings, as reported	$2,202,500	$1,859,100
Less—Total stock-based compensation expense determined under fair value method for all qualifying awards	(41,600)	(20,700)

Pro forma net earnings	$2,160,900	$1,838,400

Earnings per share:
Basic:
As reported	$0.48	$0.41
Pro forma	0.48	0.41
Diluted:
As reported	0.38	0.33
Pro forma	0.38	0.33

P.    Fair Value of Financial Instruments

The financial statements include various estimated fair value information as of December 31, 2003. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Company:

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

Loans held for sale:    The fair value of loans held for sale is based on dealer quotes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend credit and standby letters of credit:    The fair value of commitments to extend credit and standby letters of credit were not significant at December 31, 2003. The instruments predominantly have adjustable rates and are short term in nature.

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

Q.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”—an interpretation of Statement of Financial Accounting Standards (“SFAS”) Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003. Implementation of these previsions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying financial statements with no additional disclosure required.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addressed the consolidation of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interest entities either created or acquired after January 31, 2003. Since its issuance, the FASB has issued several interpretations of the FIN 46. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. The FIN 46R was effective for companies that had fully or partially applied FIN 46 prior to the issuance of FIN 46R in financial statements for periods ending after December 15, 2003 and is effective for all other companies in financial statements for periods ending after March 15, 2004. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements.

2.    Balances at the Federal Reserve Bank

The Federal Reserve Board regulations require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The reserve balance required to be maintained at the Federal Reserve Bank was $1,402,000 at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity at December 31, 2003 and 2002 are as follows:

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$13,998,200	$88,200	$12,000	$14,074,400
Corporate bonds	6,174,900	174,300	3,200	6,346,000
Collateralized mortgage obligations
and mortgage backed securities	16,141,300	43,200	57,900	16,126,600

	$36,314,400	$305,700	$73,100	$36,547,000

All of the securities with unrealized losses at December 31, 2003 have been in an unrealized loss position for less than one year. For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$10,017,000	$231,400	$—	$10,248,400
Collateralized mortgage obligations
and mortgage backed securities	19,457,800	5,300	6,300	19,456,800

	$29,474,800	$236,700	$6,300	$29,705,200

The amortized cost and estimated fair value of investment securities at December 31, 2003 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company has no tax-exempt securities for the years ended December 31, 2002 or 2003.

	Amortized Cost	Estimated Fair Value
Within one year	$1,002,800	$1,004,700
After one year but within five years	19,170,300	19,415,700
Collateralized mortgage obligations and mortgage backed securities	16,141,300	16,126,600

	$36,314,400	$36,547,000

At December 31, 2003, securities with an amortized cost of $30,139,500 are pledged to secure a discount line at the Federal Reserve Bank and borrowings at the Federal Home Loan Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Loans

The composition of loans at December 31, 2003 and 2002 is as follows:

Commercial loans	$51,498,100	$34,800,800
Construction loans	54,741,500	39,732,900
Real estate loans	79,196,300	61,389,200
Other loans	12,616,300	8,019,300

Total	198,052,200	143,942,200
Less—net deferred loan fees	(573,700)	(632,900)
Less—allowance for loan losses	(3,030,700)	(1,982,900)

Net loans	$194,447,800	$141,326,300

The Bank originates commercial, construction, real estate and installment loans primarily to small to mid-sized businesses, builders and professionals located in Southern California. The amount of collateral obtained, if deemed necessary by the Bank, is determined in accordance with management criteria. Construction loans comprise 28% of total loans at December 31, 2003 and represent a significant concentration of borrowers within one industry.

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Balance, beginning of period	$1,982,900	$2,426,500
Recoveries	132,500	96,800
Provision for loan losses	1,575,000	700,000
Charge offs	(659,700)	(1,240,400)

Balance, end of period	$3,030,700	$1,982,900

Loans on which the accrual of interest had been discontinued amounted to $2,137,900 and $117,500 at December 31, 2003 and 2002, respectively. If interest on those loans had been accrued, such income would have approximated $137,200 and $2,700 for 2003 and 2002, respectively.

The recorded investment in impaired loans and the allowance for loan losses related to loan impairment at December 31, 2003 and 2002 are as follows:

	2003	2002
Principal amount of impaired loans	$4,003,800	$771,600
Accrued interest	5,100	7,300
Deferred loan costs	28,000	11,800
Deferred loan fees	(52,700)	(25,500)
Less: allowance	(844,800)	—

	$3,139,400	$765,200

Total cash collected on impaired loans during 2003 was $2,100,900 of which $1,905,100 was credited to the principal balance outstanding on such loans and $195,800 was recognized as interest income. Total cash collected on impaired loans during 2002 was $762,700 of which $752,400 was credited to the principal balance outstanding on such loans and $10,300 was recognized as interest income. Interest that would have been accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on impaired loans during 2003 and 2002 was $142,700 and $94,600, respectively. Interest income recognized on impaired loans for 2003 and 2002 was $107,600 and $7,300, respectively. The average balance of impaired loans during 2003 and 2002 was $5,393,100 and $1,023,200, respectively.

5.    Equipment and Leasehold Improvements

The amount of depreciation and amortization included in operating expenses was $330,500 and $272,500 for 2003 and 2002, respectively, and is based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

Equipment and leasehold improvements as of December 31, 2003 and 2002 consist of the following:

	2003	2002
Furniture, fixtures and equipment	$2,627,500	$2,291,700
Leasehold improvements	554,600	549,800

	3,182,100	2,841,500
Less—Accumulated depreciation and amortization	(2,033,000)	(1,715,800)

	$1,149,100	$1,125,700

6.    Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2003 and 2002 consists of the following:

	2003	2002
Current:
Federal	$1,634,900	$868,100
State	530,500	298,000

	2,165,400	1,166,100
Deferred:
Federal	(413,800)	93,700
State	(173,700)	33,800

	(587,500)	127,500

	$1,577,900	$1,293,600

As a result of the following items, the total provision (benefit) for income taxes for 2003 and 2002 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	2003	2002
Federal income tax at statutory rate	34.0%	34.0%
Changes due to:
State franchise tax, net of federal income tax benefit	5.0	7.2
Other	2.7	(0.2)

	41.7%	41.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consist of the following at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets
Allowance for loan losses	$1,089,800	$635,800
Other, net	184,800	51,300

	1,274,600	687,100
Valuation allowance	—	—

Net deferred tax asset included in other assets	$1,274,600	$687,100

7.    Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, 2003 and 2002 are computed as follows:

2003	Net Earnings	Shares	Per Share Amt
Net Earnings	$2,202,500

Basic earnings per share:
Net earnings available to common shareholders	$2,202,500	4,548,653	$0.48
Effect of conversion of subordinated debentures	116,600	1,250,000
Effect of conversion of options and warrants	—	262,698

Diluted earnings per share:
Net earnings available to common shareholders	$2,319,100	6,061,351	$0.38

2002	Net Earnings	Shares	Per Share Amt
Net Earnings	$1,859,100

Basic earnings per share:
Net earnings available to common shareholders	$1,859,100	4,529,937	$0.41
Effect of conversion of subordinated debentures	116,000	1,250,000
Effect of conversion of options and warrants	—	175,207

Diluted earnings per share:
Net earnings available to common shareholders	$1,975,100	5,955,144	$0.33

8.    Employee Benefit Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant or have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of 20% per year to 100% per year. As of December 31, 2003, under the Plan 250,600 shares had been issued, options to purchase 368,000 shares were outstanding, and 181,400 shares remained available for future options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 2003: average risk-free interest rate of 4.30%; expected lives ranging from 5 to 10 years; and the estimated volatility of Company’s stock of 32%. The average fair value per share of options granted during 2003 was $2.85.

A summary of the status of the Plan as of December 31, 2003 and 2002 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price
December 31, 2003:
Outstanding at beginning of year	335,000	$1.43
Granted	84,000	6.29
Exercised	(29,000)	1.57
Forfeited	(22,000)	2.13

Outstanding at end of year	368,000	2.48

Options exercisable at year-end	265,600	1.32

December 31, 2002:
Outstanding at beginning of year	383,000	$1.42
Granted	—	—
Exercised	(33,600)	1.23
Forfeited	(14,400)	1.72

Outstanding at end of year	335,000	1.43

Options exercisable at year-end	266,200	1.29

The following information applies to options outstanding at December 31, 2003:

	Exercise price
	$1.00 – $2.00	$2.01 – $2.75	$6.10 – $6.71
Number of options outstanding	261,000	26,000	81,000
Weighted-average exercise price	$1.28	$2.73	$6.29
Weighted-average remaining contractual life	4.0 years	7.5 years	8.0 years
Number of options exercisable	255,000	10,600	—
Weighted average exercise price of options exercisable	$1.26	$2.72	—

The Company has an employee retirement savings plan which qualifies as a 401(k) savings plan for federal income tax purposes. The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 4% of each employee’s gross salary. For the years ended December 31, 2003 and 2002, the Company contributed approximately $137,500 and $111,100, respectively.

9.    Certificates of Deposit

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at December 31, 2003 and 2002 was approximately $44,849,600 and $52,848,800, respectively. Interest expense on such deposits was approximately $1,328,500 in 2003 and $2,071,500 in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the approximate scheduled maturities of certificates of deposit in denominations of $100,000 or more are as follows:

2004	$29,462,400
2005	9,308,300
2006	4,084,900
2007	1,994,000

Total	$44,849,600

Certificates of deposit include amounts arranged through a single intermediary totaling 33.9% of all certificates of deposit at December 31, 2003.

10.    Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Lease Commitments:    The Bank entered into noncancelable operating leases relating to its corporate headquarters and Los Angeles county regional office through January 2010, and its Orange County regional office through November 2007. As of December 31, 2003, the future minimum lease payments under the two leases are as follows:

Year ending December 31:	Operating Lease
2004	$545,500
2005	550,300
2006	555,200
2007	537,000
2008	288,100
Thereafter	312,100

$2,788,200

Rent expense for the years ended December 31, 2003 and 2002 totaled approximately $575,600 and $517,200, respectively.

Legal Contingencies:    The Company is subject to various claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to any matters existing at December 31, 2003.

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

Contractual or notional amount
Commitments to extend credit	$84,252,000
Standby letters of credit and financial guarantees written	$1,382,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit existing at December 31, 2003 will mature at various dates through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

11.    Parent Company Only Condensed Financial Statements

The condensed parent company financial statements of Bancshares follow:

Condensed Statements of Financial Condition

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash and due from banks	$96	$20
Investments in subsidiaries	21,189	19,068
Other assets	362	329

Total assets	$21,647	$19,417

Liabilities and Shareholders’ Equity:
Other liabilities	$48	$66
Trust preferred securities	7,000	7,000
Shareholders’ equity	14,599	12,351

Total Liabilities and Shareholders’ Equity	$21,647	$19,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Dividend from Bank	$300	$50
Interest expense	(363)	(205)

Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(63)	(155)
Income tax benefit	144	83

Income (loss) before equity in undistributed earnings of subsidiaries	81	(72)
Equity in undistributed earnings of subsidiaries	2,121	1,931

Net earnings	$2,202	$1,859

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$2,202	$1,859
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,121)	(1,931)
(Increase) in other assets	(33)	(50)
Increase (decrease) in other liabilities	(18)	64

Net cash provided by (used in) operating activities	30	(58)
Cash Flows from Investing Activities—
Investment in subsidiaries	—	(5,717)

Net cash used in investing activities	—	(5,717)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	46	41
Proceeds from issuance of capital note	—	2,000
Payment on capital note	—	(3,000)
Proceeds from issuance of trust preferred securities	—	6,751

Net cash provided by financing activities	46	5,792

Net increase in cash and cash equivalents	76	17
Cash and cash equivalents, beginning of period	20	3

Cash and cash equivalents, end of period	$96	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2003, are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$35,839,000	$35,839,000	$15,577,200	$15,577,200
Time deposits with other
financial institutions	4,008,700	4,008,700	3,353,200	3,353,200
Securities held to maturity	36,314,400	36,547,000	29,474,800	29,705,200
Loans held for sale	6,097,000	6,340,900	7,214,800	7,503,400
Loans	194,447,800	193,735,700	148,541,100	148,786,700
Accrued interest receivable	928,100	928,100	817,700	817,700
Financial liabilities:
Deposits	$224,713,300	$224,557,000	$156,725,000	$157,069,900
Accrued interest payable	381,500	381,500	404,800	404,800
FHLB advances	32,000,000	32,000,000	22,000,000	22,000,000
Subordinated debentures	2,500,000	2,500,000	2,500,000	2,500,000
Trust preferred securities	7,000,000	7,000,000	7,000,000	7,000,000

13.    Shareholders’ Equity

At December 31, 2003, there were outstanding warrants to purchase 100,000 shares of the Company’s common stock at a price of $1.05 per share at any time prior to December 31, 2007.

At December 31, 2003, the Bank had outstanding $2,500,000 aggregate principal amount of 8% subordinated optional convertible debentures due June 1, 2009. The debentures are convertible until December 1, 2004, at the option of the holder into shares of common stock of the Company at the conversion rate of $2.00 per share.

14.    Related Party Transactions

A member of the Bank’s board of directors is also a partner of a law firm that provides legal services to the Bank. Fees paid to such law firm for the years ended December 31, 2003 and 2002 totaled $21,200 and $13,900, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An analysis of the activity with respect to loans to related parties for the year ended 2003 is as follows:

	Balances at January 1, 2003	New Loans & Additions	Repayments	Balances at December 31, 2003
Directors and executive officers	$441,500	$695,300	$520,000	$616,800

None of these loans are past due, considered impaired or on nonaccrual at December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action does not apply to bank holding companies.

Trust preferred securities are considered regulatory capital for purposes of determining the Company’s capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is one of the Company’s banking regulators, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at December 31, 2003, Bancshares would continue to be classified as “adequately capitalized” under all applicable regulatory and capital requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 are as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized
2003	Amount (000)	Ratio	Amount (000)	Ratio		Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$26,954	11.84%	$18,210	≥	8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$18,252	8.02%	$9,105	≥	4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$18,252	6.73%	$10,848	≥	4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$26,325	11.58%	$18,192	≥	8.0%	$22,740	≥	10.0%
Tier 1 Capital (to risk-weighted assets)	$20,972	9.22%	$9,096	≥	4.0%	$13,644	≥	6.0%
Tier 1 Capital (to average assets)	$20,972	7.73%	$10,848	≥	4.0%	$13,560	≥	5.0%

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 are as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized
2002	Amount (000)	Ratio	Amount (000)	Ratio		Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$23,834	14.29%	$12,231	≥	8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$15,439	9.26%	$5,336	≥	4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$15,439	8.20%	$6,025	≥	4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$23,333	14.01%	$12,188	≥	8.0%	$15,235	≥	10.0%
Tier 1 Capital (to risk-weighted assets)	$18,851	11.32%	$6,660	≥	4.0%	$9,990	≥	6.0%
Tier 1 Capital (to average assets)	$18,851	10.01%	$7,531	≥	4.0%	$9,414	≥	5.0%

The Company has no formal dividend policy, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. There are also certain regulatory limitations on the payment of cash dividends by banks.

16.    Debt Arrangements

As of December 31, 2003, the Bank had $32,000,000 in advances from the Federal Home Loan Bank of San Francisco (the “FHLB of San Francisco”). The advances are collateralized by certain qualifying loans with a carrying value of $33,409,300 and investment securities with a carrying value of $29,139,500 that have been pledged to secure the advances at December 31, 2003. The advances mature on various dates during 2004, 2005 and 2006 in the amount of $5,000,000, $17,000,000 and $10,000,000, respectively. Advances totaling $25,000,000 bear interest at a weighted average fixed rate of 2.74% and an advance totaling $7,000,000 bears interest at a rate of the prime lending rate less 2.89% or 1.11% at December 31, 2003. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information concerning the FHLB advances:

	2003	2002
Maximum balance	$32,000,000	$22,000,000
Average daily balance	$31,260,300	$8,109,600
Weighted average rate paid during the year	2.66%	3.26%
Balance at year-end	$32,000,000	$22,000,000

17.    Trust Preferred Securities

In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,000,000 of trust preferred securities. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, at a current rate of 4.57%, which will reset quarterly at the three-month LIBOR rate plus 3.45%. (The rate was 4.63% at December 31, 2003.). Bancshares used $3,000,000 of the proceeds from such issuance to repay Bancshares’ capital note and contributed $3,500,000 to the capital of the Bank.

18.    Subsequent Event

In March 2004, the Company executed a 90 month lease for a new regional office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which is subject to annual increases of approximately 2.75%.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

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

During the year ended December 31, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The information under the captions “Election of Directors—Information About the Nominees, and —Board Committees—Audit Committee” and “Other Information—Executive Officers, —Compliance with Section 16(a) Beneficial Ownership Reporting and —Code of Ethics” in our definitive proxy statement for the 2004 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information under the subcaptions “Other Information—Executive Compensation,” and “Election of Directors—Compensation of Directors,” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Other Information—Principal Shareholders” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Other Information—Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

See attached index to exhibits, which is incorporated herein by reference.

(b)    Reports on Form 8-K:

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Ratification of Selection of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES CALIFORNIA

Dated: March 30, 2004	By:	/s/ CURTIS S. REIS
Curtis S. Reis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title		Date

/s/ CURTIS S. REIS Curtis S. Reis	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ ROBERT H. THOMPSON Robert H. Thompson	Director	March 30, 2004

/s/ LYN S. CARON Lyn S. Caron	Director and Executive Vice President	March 30, 2004

/s/ D. GREGORY SCOTT D. Gregory Scott	Director	March 30, 2004

/s/ MICHAEL L. ABRAMS Michael L. Abrams r	Director	March 30, 2004

/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 30, 2004

/s/ ROBERT H. BOTHNER Robert H. Bothner	Director	March 30, 2004

/s/ ANDREW A. TALLEY Andrew A. Talley	Director	March 30, 2004

/s/ DANIEL L. ERICKSON Daniel L. Erickson	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 18, 2002 and filed with the California Secretary of State on November 30, 2002 between Alliance Bancshares California, Alliance Bank and ALL Merger Company*

3.1	Articles of Incorporation of Alliance Bancshares California*

3.2	By-laws of Alliance Bancshares California*

4.1	Specimen common stock certificate*

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and Form of incentive stock option plan and non-qualified stock option agreement, as amended as of April 30, 2003****

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors*

10.3	Form of 8% Optional Convertible Subordinated Debentures**

10.4	Warrants to Purchase 100,000 shares of Common Stock issued to Curtis S. Reis**

10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000**

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002**; Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002***

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002. ***

10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty, LP

21.1	List of Subsidiaries

23.1	Consent of McGladrey & Pullen LLP.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, President and Chief Executive Officer of the Company dated March 30, 2004 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 30, 2004 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.
**	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
***	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.
****	Incorporated by reference to Form S-8 filed on June 17, 2003.