Form 10QSB
period 2004-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2004-05-10
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

4,597,679 shares of Common Stock as of April 30, 2004

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$20,036,500	$10,674,000
Federal funds sold	19,155,000	25,165,000

Total cash and cash equivalents	39,191,500	35,839,000

Time deposits with other financial institutions	4,446,700	4,008,700
Securities held to maturity, fair market value $38,364,300 at March 31, 2004; $36,547,000 at December 31, 2003	37,923,300	36,314,400
Loans held for sale	4,503,000	6,097,000
Loans, net of the allowance for loan losses of $3,063,800 at March 31, 2004; $3,030,700 at December 31, 2003	204,841,000	194,447,800
Equipment and leasehold improvements, net	1,213,000	1,149,100
Accrued interest receivable and other assets	5,657,300	5,095,200

Total assets	$297,775,800	$282,951,200

Liabilities and Shareholders’ Equity

Deposits:
Noninterest bearing demand	$65,000,300	$64,138,600
Interest bearing:
Demand	5,150,700	4,397,400
Savings and money market	105,270,900	89,463,300
Certificates of deposit	56,149,800	66,714,000

Total deposits	231,571,700	224,713,300

Accrued interest payable and other liabilities	1,585,300	1,921,500
FHLB advances	32,000,000	32,000,000
Subordinated debentures	2,500,000	2,500,000
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	7,217,000

Total liabilities	274,873,000	268,351,800

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares 7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at March 31, 2004; None at December 31, 2003	7,697,000	—
Common stock, no par value:
Authorized - 20,000,000 shares Outstanding – 4,567,679 at March 31, 2004 and December 31, 2003	3,525,800	3,525,800
Undivided profits	11,679,000	11,073,600

Total shareholders’ equity	22,901,800	14,599,400

Total liabilities and shareholders’ equity	$297,775,800	$282,951,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$3,553,000	$2,991,600
Interest on time deposits with other financial institutions	18,900	35,500
Interest on securities held to maturity	332,900	331,200
Interest on federal funds sold	77,700	59,900

Total interest income	3,982,500	3,418,200

Interest Expense:
Interest on deposits	732,300	890,000
Interest on FHLB advances	224,500	160,000
Interest on subordinated debentures	51,000	50,500
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	82,500	87,300

Total interest expense	1,090,600	1,187,800

Net interest income before provision for loan losses	2,891,900	2,230,400
Provision for Loan Losses	450,000	425,000

Net interest income	2,441,900	1,805,400
Non-Interest Income	932,400	730,400
Non-Interest Expense:
Salaries and related benefits	1,252,500	698,500
Occupancy and equipment expenses	313,100	202,500
Other operating expense	798,300	725,300

Total non-interest expense	2,363,900	1,626,300

Earnings Before Income Tax Expense	1,010,400	909,500
Income tax expense	405,000	370,100

Net Earnings	$605,400	$539,400

Earnings per Common Share:
Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.10	$0.09

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$605,400	$539,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	71,100	55,100
Depreciation and amortization	88,800	79,700
Provision for loan losses	450,000	425,000
Net gains on sales of loans held for sale	(152,000)	(265,300)
Proceeds from sales of loans held for sale	4,224,500	6,993,200
Originations of loans held for sale	(2,478,500)	(6,343,100)
(Increase) decrease in accrued interest receivable and other assets	(528,900)	309,300
(Decrease) in accrued interest payable and other liabilities	(336,200)	(188,900)

Net cash provided by operating activities	1,944,200	1,604,400

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(438,000)	(573,600)
Loans	(10,393,200)	(5,725,200)
Purchase of equipment and leasehold improvements	(152,700)	(78,200)
Purchase of FHLB stock	(33,200)	(750,000)
Purchase of securities held to maturity	(6,205,100)	(8,071,900)
Proceeds from maturities of securities held to maturity	4,525,100	5,136,800

Net cash used in investing activities	(13,147,100)	(10,062,100)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	861,700	424,100
Interest bearing demand deposits	753,300	1,557,800
Savings and money market deposits	15,807,600	23,466,500
Certificates of deposits	(10,564,200)	(6,941,800)
Proceeds from issuance of preferred stock	7,697,000	—
Proceeds from stock options exercised	—	8,000
FHLB advances	—	10,000,000

Net cash provided by financing activities	14,555,400	28,514,600

Net increase in cash and cash equivalents	3,352,500	20,056,900
Cash and cash equivalents, beginning of period	35,839,000	15,577,200

Cash and cash equivalents, end of period	$39,191,500	$35,634,100

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$946,900	$1,162,200
Income taxes	560,000	481,800

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2003 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has another wholly owned subsidiary, Alliance Bancshares California Capital Trust I (the “Trust”), which it formed in 2002 to issue trust preferred securities. This subsidiary has been deconsolidated retroactively to January 1, 2003 as a result of the implementation of FIN 46 and FASB interpretation No. 46R. As a result, the accompanying consolidated statements of financial condition include the investment in the Trust of $217,000 in other assets. The impact of this change on the consolidated statements of operations was not significant.

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

Reclassifications

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no change to net earnings or shareholders’ equity previously reported.

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter ended March 31, 2004 were 4,567,679 and for the quarter ended March 31, 2003 were 4,541,301. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter ended March 31, 2004 were 6,130,816 and for the quarter ended March 31, 2003 were 6,014,514.

Basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 are computed as follows:

March 31, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$605,400

Basic earnings per share:
Net earnings available to common shareholders	$605,400	4,567,679	$0.13
Effect of conversion of subordinated debentures	28,900	1,250,000
Effect of conversion of options and warrants	—	305,082
Effect of conversion of preferred stock	—	8,055

Diluted earnings per share:
Net earnings available to common shareholders	$634,300	6,130,816	$0.10

March 31, 2003	Net Earnings	Shares	Per Share Amount
Net earnings	$539,400

Basic earnings per share:
Net earnings available to common shareholders	$539,400	4,541,301	$0.12
Effect of conversion of subordinated debentures	29,300	1,250,000
Effect of conversion of options and warrants	—	223,213

Diluted earnings per share:
Net earnings available to common shareholders	$568,700	6,014,514	$0.09

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

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$605,400	$539,400

Less - Total stock-based compensation expense determined under fair value method for all qualifying awards	(14,100)	(10,400)

Pro forma net earnings	$591,300	$529,000

Earnings per share:
Basic:
As reported	$0.13	$0.12
Pro forma	$0.13	$0.12
Diluted:
As reported	$0.10	$0.09
Pro forma	$0.10	$0.09

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

2. Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(440,900)	(9,800)
Recoveries	24,000	23,300

Net charge-offs	(416,900)	13,500

Additional provisions	450,000	425,000

Balance at end of period	$3,063,800	$2,421,400

3. Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2004, we had undisbursed loan commitments of $77.7 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2004, we had outstanding standby letters of credit with a potential $1.8 million of obligations. These standby letters of credit will mature at various dates through 2005.

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

Overview

We recorded consolidated earnings of $0.6 million ($0.13 basic and $0.10 diluted earnings per share) for the first quarter of 2004 as compared to $0.5 million ($0.12 basic and $0.09 diluted earnings per share) for the first quarter of 2003. This increase in earnings was primarily due to increases in net interest income and other operating income (increases in service charges and other miscellaneous income). The increase occurred notwithstanding an increase in non-interest expenses from $1.6 million for the three months ended March 31, 2003 to $2.4 million for the same period in 2004.

We continued to grow, with consolidated assets increasing from $283.0 million at December 31, 2003 to $297.8 million at March 31, 2004. Net loans grew from $200.5 million at December 31, 2003 to $209.3 million at March 31, 2004. We enhanced our shareholders’ equity through the issuance of 733,050 shares of a newly created Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred”) for $7.7 million.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2004	2003
Return on average assets (1)	0.82%	1.00%
Return on average shareholders’ equity (1)	16.4%	17.3%
Net yield on average interest earning assets (1)	4.18%	4.28%
Earnings per common share:
Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.10	$0.09

(1)	Annualized

RESULTS OF OPERATIONS – Three and Three months Ended March 31, 2004 and 2003

Net Interest Income

We recorded interest income of $4.0 million for the quarter ended March 31, 2004 as compared to $3.4 million for the quarter ended March 31, 2003. Interest expense totaled $1.1 million for the quarter ended March 31, 2004 as compared to $1.2 million for the quarter ended March 31, 2003. The increase in interest income was due to the increase in the amount of interest earning assets, as the weighted average yields earned decreased due to lower market interest rates. The decrease in interest expense was due to the decrease in the weighted average rates paid on interest bearing liabilities, as the amount of interest bearing liabilities increased. The weighted average prime rate decreased from 4.25% for the quarter ended March 31, 2003 to 4.00% for the quarter ended March 31, 2004.

Net interest income before provision for loan losses increased to $2.9 million for the quarter ended March 31, 2004, from $2.2 million for the quarter ended March 31, 2003. This was due primarily to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $35.5 million to $68.3 million due principally to a $38.2 million increase in average non-interest bearing liabilities (primarily demand deposits) which funded in part a $54.3 million increase in average loans. Net interest income was adversely impacted by a decrease in the interest rate spread from 3.87% for the quarter ended March 31, 2003 to 3.66% for the quarter ended March 31, 2004 due to a 1.06% decrease in the weighted average yield earned on loans, which constitute the largest part (74% at March 31, 2004) of our interest earning assets. The decrease in interest rate spread occurred notwithstanding a continued shift in deposits from higher cost certificates of deposit to lower cost savings and money market accounts.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended March 31,
	2004			2003
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid
Interest earning assets:
Federal funds sold	$31,614,900	$77,700	0.99%	$20,192,700	$59,900	1.20%
Time deposits	4,044,200	18,900	1.88%	3,608,100	35,500	3.99%
Securities	36,766,600	332,900	3.64%	32,857,400	331,200	4.09%
Loans	205,905,600	3,553,000	6.94%	151,618,300	3,204,600	8.00%

Total interest-earning assets	278,331,300	3,982,500	5.75%	208,276,400	3,418,200	6.66%

Non-interest-earning assets	17,335,500			9,841,100

Total assets	$295,666,800			$218,117,500

Interest bearing liabilities:
Interest-bearing demand deposits	$4,728,300	8,400	0.71%	$3,107,600	7,600	0.99%
Savings and money market deposits	105,103,600	420,400	1.61%	59,744,300	310,300	2.11%
Certificates of deposits	58,676,800	303,500	2.08%	71,474,200	572,100	3.25%
FHLB advances	32,000,000	224,500	2.82%	29,000,000	160,000	2.24%
Subordinated debentures	2,500,000	51,000	8.20%	2,500,000	50,500	8.19%
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,000,000	82,800	4.76%	7,000,000	87,300	5.06%

Total interest-bearing liabilities	210,008,700	1,090,600	2.09%	172,826,100	1,187,800	2.79%

Non-interest bearing liabilities	70,829,100			32,625,200

Total liabilities	280,837,800			205,451,300
Shareholders’ equity	14,829,000			12,666,200

Total liabilities and shareholders’ equity	$295,666,800			$218,117,500

Net interest income		$2,891,900			$2,230,400

Interest rate spread			3.66%			3.87%
Net interest margin			4.18%			4.28%

Note: Interest income on loans includes loan fees.

Provision for Loan Losses

We charged $0.5 and $0.4 million to the allowance for loan losses (“Allowance”) for the quarters ended March 31, 2004 and 2003, respectively. We assess the adequacy of the Allowance each calendar quarter. Classified loans (loans assigned point values of 7 – 10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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

Non-Interest Income

Non-interest income includes primarily service charges on deposit accounts, net gains on sales of SBA loans and loan broker fees for referring loans to other lenders. Non-interest income increased 27.7% from the three months ended March 31, 2003 to the three months ended March 31, 2004, primarily due to an increase in service charges and other miscellaneous income. The Company also recorded $0.1 million decrease in gains on the sales of SBA loans as sold loans decreased from $7.0 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. Our ability to generate gains on sales of SBA loans and loan broker fees depends primarily on our ability to originate loans with favorable interest rates, which depends on a number of factors beyond our control, including general economic conditions, loan demand, competition and market interest rates. In addition, Congress or the SBA may discontinue or modify SBA loan programs at any time. Accordingly, gains and losses from sales of SBA loans and loan broker fees may fluctuate significantly from period to period, and results in any period relating to loan sales and broker fees are not necessarily indicative of results that may be obtained in any future period.

Non-Interest Expense

Salary and related expenses increased by 79.3% from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 due primarily to an increase in the number of employees and related benefit costs for our two new offices in Woodland Hills and Burbank, California. At March 31, 2004, we employed 61 full time employees, compared with 47 employees at March 31, 2003.

Occupancy and equipment expenses increased by 54.6% from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. Rent expense increased in March 2003 by $20,600 per month from rent under a 60-month lease for our new Orange County Regional Office in Irvine, California and increased in December 2003 by $3,600 per month for additional space we occupied in Culver City at our headquarters office. In addition, we executed a 90-month lease in March 2004 for a new regional office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which is subject to annual increases of approximately 2.75%. Subsequent to March 31, 2004, we executed a 60-month lease for a new regional office comprised of approximately 5,400 square feet of fifth floor space in Burbank, California, at a monthly initial base rent of approximately $14,400 subject to annual increases of approximately 2.00%. We are currently renting temporary office space in Burbank.

Other operating expenses increased 10.1% from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 due in part to increases in employment costs and data processing expenses.

FINANCIAL CONDITION

Regulatory Capital

At March 31, 2004, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $28.6 million and $29.2 million, respectively. Our regulatory capital increased since December 31, 2003 as a result of net earnings as well as proceeds from the sale of $7.7 million from the private placement of Series A Preferred. At March 31, 2004, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The Series A Preferred bears non-cumulative preferential semiannual dividends at a rate of 7% per annum ($0.3675 per share for each semiannual dividend period; $0.735 per share per annum) and has no voting rights except as required by law. Each share of Series A Preferred is convertible into one share of Common Stock, subject to adjustment for stock splits and stock dividends with respect to the Common Stock, upon the occurrence of one or more of the following: (i) at any time at the option of the holder; (ii) upon the vote or written consent of the holders of a majority of the then outstanding Series A Preferred; (iii) on the 60th consecutive trading day after December 31, 2008, if the market price of the common Stock equals or exceeds $16.00 per share for each trading day in such 60-day period; and/or (iv) at the first date there are fewer than 100,000 shares of Series A Preferred outstanding. Bancshares may redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at March 31, 2004, Bancshares would have met all applicable regulatory and capital requirements.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

March 31, 2004

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$35,466	14.7%	$19,244	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$28,627	11.9%	$9,622	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$28,627	9.7%	$11,783	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$34,792	14.5%	$19,226	>=8.0%	$24,032	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$29,229	12.2%	$9,613	>=4.0%	$14,419	>=6.0%
Tier 1 Capital (to average assets)	$29,228	9.9%	$11,783	>=4.0%	$14,729	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 80% and 86% of our funding as a percentage of average total assets during the three months ended March 31, 2004 and 2003, respectively. This reduction was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds and capital.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of March 31, 2004, we had $32.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During the three months ended March 31, 2004, we had an average balance of $31.6 million in overnight funds sold representing 10.7% of total average assets.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at March 31, 2004:

RATE SENSITIVITY

March 31, 2004

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets:
Federal funds sold	$19,155,000	$—	$—	$—	$19,155,000
Time deposits with other financial institutions	1,274,700	1,783,000	1,389,000	—	4,446,700
Securities held to maturity	—	—	23,351,300	14,572,000	37,923,300
Loans, gross	109,084,800	54,870,000	34,071,000	14,382,000	212,407,800

Total rate-sensitive assets	$129,514,500	$56,653,000	$58,811,300	$28,954,000	$273,932,800

Liabilities:
Interest bearing demand deposits	$5,150,700	$—	$—	$—	$5,150,700
Savings and money market	105,270,900	—	—	—	105,270,900
Certificates of deposit	14,834,800	25,277,000	16,038,000	—	56,149,800
FHLB advances	7,000,000	10,000,000	15,000,000	—	32,000,000
Subordinated debentures	—	—	2,500,000	—	2,500,000
Trust preferred securities	7,000,000	—	—	—	7,000,000

Total rate sensitive liabilities	139,256,400	35,277,000	33,538,000	—	208,071,400

Interval Gaps:
Interest rate sensitivity gap	$(9,741,900)	$21,376,000	$25,273,300	$28,954,000	$65,861,400

Rate sensitive assets to rate sensitive liabilities	93.0%	160.6%	175.4%	N/A	131.7%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(9,741,900)	$11,634,100	$36,907,400	$65,861,400	$65,861,400

Rate sensitive assets to rate sensitive liabilities	93.0%	106.7%	117.7%	131.7%	131.7%

% of rate sensitive assets in period	47.3%	68.0%	89.4%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at March 31, 2004:

TIME DEPOSIT INVESTMENTS

March 31, 2004

	Book Value	Weighted Average Yield
Time deposits maturing:
One year or less	$3,057,700	0.95%
After one year but within five years	1,389,000	1.89%

Total time deposits	$4,446,700	2.25%

The following table provides certain information regarding our investment securities at March 31, 2004. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended March 31, 2003 or 2004.

INVESTMENT SECURITIES

March 31, 2004

	Book Value	Weighted Average Yield
Investment securities maturing:
After one year but within five years	23,351,300	3.75%
Collateralized mortgage obligations and mortgage backed securities	14,572,000	3.85%

Total investment securities	$37,923,300	3.79%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At March 31, 2004, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at March 31, 2004:

LOAN PORTFOLIO COMPOSITION

March 31, 2004

	Amount Outstanding	Percent of Total
Commercial loans	$55,839,800	26.8%
Construction loans	61,236,600	29.4
Real estate loans	79,805,600	38.3
Other loans	11,528,700	5.5

	208,410,700	100.0%

Less – Deferred loan fees	(505,900)
Less – Allowance for loan losses	(3,063,800)

Net loans	$204,841,000

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, and as a percentage of total assets and Tier 1 capital. At March 31, 2004, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2003 have occurred primarily in the areas of residential non-owner occupied over $0.8 million and residential subdivision under $0.8 million.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non-accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”). Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non-performing assets at March 31, 2004:

NON-PERFORMING ASSETS

March 31, 2004

Non-accrual loans	$887,400
Accruing loans past due 90 days or more	—
Troubled debt restructurings	750,000
Other real estate owned	—

Total	$1,637,400

Nonperforming assets decreased from $2.1 million at December 31, 2003 to $1.6 million at March 31, 2004. The troubled debt restructuring represents a commercial line of credit secured by all of the borrower’s assets that was classified as a non-accrual loan at December 31, 2003. Since we have granted concessions to the borrower we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. In addition, the loan has been written down by $0.2 which represents the difference between the principal balance of the loan and the present value of the expected future cash payments. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material additions to the allowance for loan losses.

The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $74,100 for the three months ended March 31, 2004. Cash collections on non-performing loans totaled $299,400 during the three months ended March 31, 2004 of which $276,300 was applied to principal and $23,100 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the three month periods ended March 31, 2004 and 2003.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At March 31, 2004 and December 31, 2003, we had classified $5.4 million and $4.0 million, respectively, of our loans as impaired for which a $0.1 million reserve and $0.3 million reserve, respectively, were assigned. In the three months ended March 31, 2004, we collected $0.3 million on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(440,900)	(9,800)
Recoveries	24,000	23,300

Net charge-offs	(416,900)	13,500

Additional provisions	450,000	425,000

Balance at end of period	$3,063,800	$2,421,400

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2004, we had undisbursed loan commitments of $77.7 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2004, we had outstanding standby letters of credit with a potential $1.8 million of obligations. These standby letters of credit will mature at various dates through 2005.

Deposits

Total deposits increased from $224.7 million at December 31, 2003 to $231.6 million at March 31, 2004. This increase was primarily due to a $15.8 million increase in savings and money market deposits primarily generated through our branch offices as a result of a deposit promotion campaign conducted by the Bank, which we used to fund the growth in our loan portfolio and increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at March 31, 2004:

SOURCE OF DEPOSITS

March 31, 2004

	Amount	Percent of Total Deposits
Branches	$190,586,100	82.3%
Money desk	20,365,600	8.8
Brokered	20,620,000	8.9

Total	$231,571,700	100.0%

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2004, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to four years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Borrowed Funds

At March 31, 2004, the Bank had outstanding $2.5 million of 8% Optional Convertible Subordinated Debentures due June 1, 2009 (the “Debentures”). The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share. The Debentures are treated as Tier 2 regulatory capital for the Bank.

At March 31, 2004, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $37.0 million and investment securities with a carrying value of $24.5 million. The advances mature on various dates from 2004 through 2006. Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.11% at March 31, 2004). Interest is payable monthly with principal and any accrued interest due at maturity.

In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,000,000 of trust preferred securities. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions which will reset quarterly at the three-month LIBOR rate plus 3.4%.

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

We establish allowances for loan losses against each segment of our loan portfolio. At March 31, 2004, our allowance for loan losses equaled 1.4% of loans. Although we believed that we had established adequate allowances for loan losses as of March 31, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

A significant portion of our deposits are higher-cost, less stable deposits obtained through our money desk.

We attract primarily certificates of deposits from institutional investors telephonically nationwide through a money desk. We also engage brokers to place certificates of deposit with their customers. As of March 31, 2004, money desk deposits were $20.4 million representing 9% of total deposits, as compared to $26.5 million at December 31, 2003 representing 12% of total deposits. Brokered deposits were $20.6 million at March 31, 2004 representing 9% of total deposits as compared to $22.6 million at December 31, 2003 representing 10% of total deposits. All of our brokered deposits at March 31, 2004 were obtained through one broker. The discontinuation of business between this broker and the Company could have a material adverse effect on the Company. However, the deposits obtained through this broker as of March 31, 2004 mature throughout August 2007, and thus such discontinuation would not result in the immediate withdrawal of such deposits. In addition, the Company could obtain certificates of deposit through other brokers. The Company intends to continue its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and brokered deposits.

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

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally Southern California) as well as regional and national economic conditions including the uncertainties of post war Iraq, large budget deficits and an uncertain economy. Should the economic condition in these areas further deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

At March 31, 2004, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At March 31, 2004, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $34.6 million, representing 16.6% of our loan portfolio, and additional commitments for these projects in the amount of $40.0 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at March 31, 2004, Bancshares would have met all applicable regulatory and capital requirements.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In March 2004, Bancshares issued and sold 733,050 shares of its newly created Series A 7% Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) for $10.50 per share, or an aggregate gross proceeds of $7.7 million (the “Offering”). No underwriters were used in connection with the Offering. The issuance and sale of the Series A Preferred was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) and Regulation D as a transaction not involving a public offering. This exemption was available in connection with the Offering because; (i) the shares were issued and sold only to persons who represented that they were “accredited investors” within the meaning of Regulation D; (ii) no form of general solicitation or general advertising was used in connection with the Offering; and (iii) Bancshares used reasonable care to ensure the purchasers of the shares were not underwriters within the meaning of Section 2(11) of the Securities Act by following the procedures set forth in Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Certificate of Determination of Rights, Preferences and Privileges of 7% Series A Non-Cumulative Convertible Preferred Stock

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K (Item 5) on February 18, 2004 to report that it had issued a press release announcing its results of operations for the year ended December 31, 2003 and its financial position at December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 7, 2004	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and
Chief Financial Officer