Form 10QSB
period 2004-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2004-08-16
CIK 1140472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

4,622,679 shares of Common Stock as of July 31, 2004

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$15,620,500	$10,674,000
Federal funds sold	27,900,000	25,165,000

Total cash and cash equivalents	43,520,500	35,839,000

Time deposits with other financial institutions	5,149,700	4,008,700
Securities held to maturity, fair market value $60,521,200 at June 30, 2004; $36,547,000 at December 31, 2003	60,722,500	36,314,400
Loans held for sale	5,257,600	6,097,000
Loans, net of the allowance for loan losses of $3,072,800 at June 30, 2004; $3,030,700 at December 31, 2003	223,933,400	194,447,800
Equipment and leasehold improvements, net	1,626,900	1,149,100
Accrued interest receivable and other assets	5,597,700	5,095,200

Total assets	$345,808,300	$282,951,200

Liabilities and Shareholders’ Equity

Deposits:
Noninterest bearing demand	$93,510,500	$64,138,600
Interest bearing:
Demand	4,016,400	4,397,400
Savings and money market	125,094,300	89,463,300
Certificates of deposit	55,240,200	66,714,000

Total deposits	277,861,400	224,713,300

Accrued interest payable and other liabilities	2,542,100	1,921,500
FHLB advances	32,000,000	32,000,000
Subordinated debentures	2,450,000	2,500,000
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	7,217,000

Total liabilities	322,070,500	268,351,800

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at June 30, 2004; None at December 31, 2003	7,697,000	—
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 4,622,679 shares at June 30, 2004 and 4,567,679 shares at December 31, 2003	3,615,800	3,525,800
Undivided profits	12,425,000	11,073,600

Total shareholders’ equity	23,737,800	14,599,400

Total liabilities and shareholders’ equity	$345,808,300	$282,951,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$3,844,800	$3,078,800	$7,397,800	$6,070,500
Interest on time deposits with other financial institutions	18,300	37,400	37,200	72,900
Interest on securities held to maturity	386,900	254,200	719,800	585,400
Interest on federal funds sold	57,600	51,400	135,300	111,300

Total interest income	4,307,600	3,421,800	8,290,100	6,840,100

Interest expense:
Interest on deposits	750,500	837,200	1,482,800	1,727,200
Interest on FHLB advances	224,400	221,300	448,900	381,300
Interest on subordinated debentures	51,000	51,000	102,000	101,500
Interest on trust preferred securities	82,000	84,200	164,800	171,500

Total interest expense	1,107,900	1,193,700	2,198,500	2,381,500

Net interest income	3,199,700	2,228,100	6,091,600	4,458,600
Provision for loan losses	—	350,000	450,000	775,000

Net interest income after provision for loan losses	3,199,700	1,878,100	5,641,600	3,683,600
Non-interest income:
Service charges and fees	245,700	201,200	529,100	394,900
Net gains on sales of loans held for sale	100,900	226,000	252,900	491,300
Broker fees on loans	135,800	266,800	409,600	506,000
Other non-interest income	67,200	17,700	290,400	49,900

Total non-interest income	549,600	711,700	1,482,000	1,442,100

Non-interest expenses:
Salaries and related benefits	1,295,500	673,900	2,548,000	1,372,500
Occupancy and equipment expenses	335,800	278,700	648,900	481,200
Professional fees	169,400	123,100	278,100	216,300
Data processing	148,300	111,800	286,600	217,900
Other operating expenses	561,300	512,100	1,112,600	1,038,100

Total non-interest expense	2,510,300	1,699,600	4,874,200	3,326,000

Earnings before income tax expense	1,239,000	890,200	2,249,400	1,799,700
Income tax expense	493,000	360,700	898,000	730,800

Net earnings	$746,000	$529,500	$1,351,400	$1,068,900

Earnings per common share:
Basic earnings per share	$0.16	$0.12	$0.29	$0.24
Diluted earnings per share	$0.11	$0.09	$0.22	$0.19

The accompanying notes are an integral part of these statements

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$1,351,400	$1,068,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	157,700	302,900
Depreciation and amortization	186,200	161,700
Provision for loan losses	450,000	775,000
Net gains on sales of loans held for sale	(252,900)	(491,300)
Proceeds from sales of loans held for sale	6,893,000	11,058,900
Originations of loans held for sale	(5,800,700)	(9,315,800)
(Increase) decrease in accrued interest receivable and other assets	(469,300)	73,000
Increase (decrease) in accrued interest payable and other liabilities	620,600	(63,300)

Net cash provided by operating activities	3,136,000	3,570,000

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(1,141,000)	(666,400)
Loans	(29,935,600)	(29,218,500)
Purchase of equipment and leasehold improvements	(664,000)	(102,900)
Purchase of FHLB stock	(33,200)	(750,000)
Purchase of securities held to maturity	(33,995,900)	(20,488,300)
Proceeds from maturities of securities held to maturity	9,430,100	12,834,200

Net cash used in investing activities	(56,339,600)	(38,391,900)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	29,371,900	5,214,700
Interest bearing demand deposits	(381,000)	1,662,600
Savings and money market deposits	35,631,000	22,699,600
Certificates of deposit	(11,473,800)	914,700
Proceeds from issuance of preferred stock	7,697,000	—
Proceeds from stock options exercised	40,000	8,000
FHLB advances	—	10,000,000

Net cash provided by financing activities	60,885,100	40,499,600

Net increase in cash and cash equivalents	7,681,500	5,677,700
Cash and cash equivalents, beginning of period	35,839,000	15,577,200

Cash and cash equivalents, end of period	$43,520,500	$21,254,900

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,944,400	$2,182,300
Income taxes	560,000	1,121,800
Supplemental disclosure of non-cash transactions
Non-cash financing activities:
Reduction in subordinated debentures in exchange for 25,000 shares of common stock	$50,000	—

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

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter and six months ended June 30, 2004 were 4,606,470 and 4,587,075, respectively, and for the quarter and six months ended June 30, 2003 were 4,542,679 and 4,541,990, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and six months ended June 30, 2004 were 6,853,255 and 6,492,015, respectively, and for the quarter ended June 30, 2003 were 6,049,357 and 6,031,283 respectively.

Basic and diluted earnings per share for the quarters ended June 30, 2004 and 2003 are computed as follows:

June 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$746,000

Basic earnings per share:
Net earnings available to common shareholders	$746,000	4,606,470	$0.16
Effect of conversion of subordinated debentures	28,900	1,225,000
Effect of exercise of options and warrants	—	288,735
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$774,900	6,853,255	$0.11

June 30, 2003	Net Earnings	Shares	Per Share Amount
Net earnings	$529,500

Basic earnings per share:
Net earnings available to common shareholders	$529,500	4,542,679	$0.12
Effect of conversion of subordinated debentures	28,200	1,250,000
Effect of exercise of options and warrants	—	256,678

Diluted earnings per share:
Net earnings available to common shareholders	$557,700	6,049,357	$0.09

Basic and diluted earnings per share for the six months ended June 30, 2004 and 2003 are computed as follows:

June 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$1,351,400

Basic earnings per share:
Net earnings available to common shareholders	$1,351,400	4,587,075	$0.29
Effect of conversion of subordinated debentures	57,800	1,237,500
Effect of exercise of options and warrants	—	296,888
Effect of conversion of preferred stock	—	370,552

Diluted earnings per share:
Net earnings available to common shareholders	$1,409,200	6,492,015	$0.22

June 30, 2003	Net Earnings	Shares	Per Share Amount
Net earnings	$1,068,900

Basic earnings per share:
Net earnings available to common shareholders	$1,068,900	4,541,990	$0.24
Effect of conversion of subordinated debentures	57,500	1,250,000
Effect of exercise of options and warrants		239,293

Diluted earnings per share:
Net earnings available to common shareholders	$1,126,400	6,031,283	$0.19

Equity Compensation Plans

The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock arrangements. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995, have been provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS 123 requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. Had compensation cost for the Plan been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$746,000	$529,500	$1,351,400	$1,068,900

Less - Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(20,900)	(5,200)	(35,000)	(10,300)

Pro forma net earnings	$725,100	$524,300	$1,316,400	$1,058,600

Earnings per share:
Basic:
As reported	$0.16	$0.12	$0.29	$0.24
Pro forma	$0.16	$0.12	$0.29	$0.23
Diluted:
As reported	$0.11	$0.09	$0.22	$0.19
Pro forma	$0.11	$0.09	$0.21	$0.19

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

2. Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES
	Six months ended June 30,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(444,300)	(509,800)
Recoveries	36,400	48,500

Net charge-offs	(407,900)	(461,300)

Additional provisions	450,000	775,000

Balance at end of period	$3,072,800	$2,296,600

3. Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2004, we had undisbursed loan commitments of $107.3 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2004, we had outstanding standby letters of credit with a potential $2.5 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

At June 30, 2004, the Company had commitments for tenant improvements, furniture and equipment for branch expansion in the amount of $0.6 million.

4. Subsequent Events

Subsequent to June 30, 2004, the Company paid a cash dividend on the newly created Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred”) in the amount of $137,600.

In addition, a $2.6 million non-accrual real estate loan was paid off subsequent to June 30, 2004.

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

Overview

We recorded consolidated earnings of $0.7 million ($0.16 basic and $0.11 diluted earnings per share) for the second quarter of 2004 as compared to $0.5 million ($0.12 basic and $0.09 diluted earnings per share) for the second quarter of 2003. The increase in earnings was primarily due to an increase in net interest income and a $0.3 million decrease in the provision for loan losses. The increase in earnings occurred notwithstanding an increase in non-interest expenses from $1.7 million for the three months ended June 30, 2003 to $2.5 million for the same period in 2004.

For the six months ended June 30, 2004, we generated consolidated earnings of $1.4 million ($0.29 basic and $0.22 diluted earnings per share) as compared to $1.1 million ($0.24 basic and $0.19 diluted earnings per share) for the same period of 2003. The improvement in earnings in 2004 was due primarily to increases in net interest income and a $0.3 million decrease in the provision for loan losses. The increase in earnings occurred notwithstanding an increase in non-interest expenses from $3.3 million for the six months ended June 30, 2003 to $4.9 million for the same period in 2004.

We continued to grow, with consolidated assets increasing from $283.0 million at December 31, 2003 to $346.8 million at June 30, 2004. Net loans grew from $200.5 million at December 31, 2003 to $229.2 million at June 30, 2004. Deposits grew from $224.7 million at December 31, 2003 to $277.9 million at June 30, 2004. We enhanced our capital ratios through the issuance of 733,050 shares of a newly created Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred”) for $7.7 million.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Return on average assets (1)	0.94%	0.94%	0.88%	0.96%
Return on average shareholders’ equity (1)	12.96%	16.30%	14.3%	16.7%
Net yield on average interest earning assets (1)	4.31%	4.05%	4.25%	4.20%
Earnings per common share:
Basic earnings per share	$0.16	$0.12	$0.29	$0.24
Diluted earnings per share	$0.11	$0.09	$0.22	$0.19

(1)	Annualized

RESULTS OF OPERATIONS – Three and six months ended June 30, 2004 and 2003

Net Interest Income

We recorded interest income of $4.3 million and $8.3 million, respectively, for the quarter and six months ended June 30, 2004 as compared to $3.4 million and $6.8 million, respectively, for the quarter and six months ended June 30, 2003. Interest expense totaled $1.1 million and $2.2 million, respectively, for the quarter and six months ended June 30, 2004 as compared to $1.2 million and $2.4 million, respectively, for the quarter and six months ended June 30, 2003. The increases in interest income was due to the increase in the amount of interest earning assets, as the weighted average yields earned decreased due to lower market interest rates. The decrease in interest expense was due to the decrease in the weighted average rates paid on interest bearing liabilities, as the amount of interest bearing liabilities increased. The weighted average prime rate decreased from 4.25% for the quarter and six months ended June 30, 2003 to 4.00% for the quarter and six months ended June 30, 2004.

Net interest income before provision for loan losses increased to $3.2 million and $6.1 million, respectively, for the quarter and six months ended June 30, 2004, from $2.2 million and $4.5 million, respectively, for the quarter and six months ended June 30, 2003. This was due primarily to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $41.4 million and $38.4 million, respectively, for the quarter and six months ended June 30, 2003 to $83.4 million and $75.7 million, respectively, for the quarter and six months ended June 30, 2004. This increase in net average interest earning assets was due principally to a $42.4 million and $40.4 million, respectively, increase in average non-interest bearing liabilities (primarily demand deposits) which funded in part a $60.6 million and $57.4 million, respectively, increase in average loans.

Our interest rate spread increased from 3.60% during the second quarter of 2003 to 3.74% during the second quarter of 2004, and our net interest margin increased from 4.05% in the second quarter of 2003 to 4.31% in the second quarter of 2004. These increases were due to: (i) loans, which are our highest yielding assets, constituting a greater percentage of interest-earning assets; (ii) an increase in the weighted average yield on our investment securities from 3.10% to 3.48% due to an increased level of higher yielding corporate bonds; and (iii) savings and money market deposits, which are among our lower-cost liabilities, constituting a greater percentage of our total interest-earning liabilities.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended June 30,
	2004			2003
	Average Balance	Interest Inc./ Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$23,002,700	$57,600	1.01%	$17,832,200	$51,400	1.17%
Time deposits	5,233,700	18,300	1.41%	4,225,600	37,400	3.59%
Securities	44,712,200	386,900	3.48%	33,203,200	254,200	3.10%
Loans	225,365,700	3,844,800	6.86%	164,750,600	3,078,800	7.58%

Total interest-earning assets	298,314,300	4,307,600	5.81%	220,011,600	3,421,800	6.31%

Non-interest-earning assets	20,565,900			10,191,600

Total assets	$318,880,200			$230,203,200

Interest bearing liabilities:
Interest-bearing demand deposits	$4,493,300	7,900	0.71%	$4,492,700	9,100	0.82%
Savings and money market deposits	113,040,600	459,800	1.64%	67,804,400	334,400	2.00%
Certificates of deposit	55,695,200	282,800	2.04%	64,783,900	493,700	3.09%
FHLB advances	32,000,000	224,400	2.82%	32,000,000	221,300	2.80%
Subordinated debentures	2,483,000	51,000	8.26%	2,500,000	51,000	8.27%
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	82,000	4.57%	7,000,000	84,200	4.88%

Total interest-bearing liabilities	214,929,100	1,107,900	2.07%	178,581,000	1,193,700	2.71%

Non-interest bearing liabilities	80,808,400			38,407,900

Total liabilities	295,737,500			216,988,900
Shareholders’ equity	23,142,700			13,214,300

Total liabilities and shareholders’ equity	$318,880,200			$230,203,200

Net interest income		$3,199,700			$2,228,100

Interest rate spread			3.74%			3.60%
Net interest margin			4.31%			4.05%

Note: Interest income on loans includes loan fees.

ANALYSIS OF NET INTEREST INCOME

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$27,308,800	$135,300	1.00%	$18,974,500	$111,300	1.18%
Time deposits	4,639,000	37,200	1.61%	3,915,100	72,900	3.75%
Securities	40,739,400	719,800	3.55%	33,086,000	585,400	3.57%
Loans	215,635,600	7,397,800	6.90%	158,244,800	6,070,500	7.74%

Total interest-earning assets	288,322,800	8,290,100	5.78%	214,220,400	6,840,100	6.44%

Non-interest-earning assets	19,059,200			9,900,400

Total assets	$307,382,000			$224,120,800

Interest bearing liabilities:
Interest-bearing demand deposits	$4,610,800	16,300	0.71%	$3,799,200	16,700	0.89%
Savings and money market deposits	109,072,300	880,200	1.62%	63,787,500	644,700	2.04%
Certificates of deposit	57,185,900	586,300	2.06%	68,152,700	1,065,800	3.15%
FHLB advances	32,000,000	448,900	2.82%	30,548,400	381,300	2.52%
Subordinated debentures	2,491,500	102,000	8.23%	2,500,000	101,500	8.19%
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	164,800	4.59%	7,000,000	171,500	4.94%

Total interest-bearing liabilities	212,577,500	2,198,500	2.08%	175,787,800	2,381,500	2.73%

Non-interest bearing liabilities	75,818,700			35,417,000

Total liabilities	288,396,200			211,204,800
Shareholders’ equity	18,985,800			12,916,000

Total liabilities and shareholders’ equity	$307,382,000			$224,120,800

Net interest income		$6,091,600			$4,458,600

Interest rate spread			3.70%			3.71%
Net interest margin			4.25%			4.20%

Note:	Interest income on loans includes loan fees.

Provision for Loan Losses

We made no provision for the allowance for loan losses (“Allowance”) for the quarter ended June 30, 2004 as compared to a provision of $0.3 million for the comparable period of 2003. We made provisions of $0.5 and $0.8 million to the Allowance for the six months ended June 30, 2004 and 2003, respectively. We assess the adequacy of the Allowance each calendar quarter. Classified loans (loans assigned point values of 7 – 10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the Allowance. Additionally, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through changes to the provision for loan losses.

Non-Interest Income

Non-interest income remained relatively constant for the six months ended June 30, 2004 as compared to the same period in 2003. The increases in service charges and other non-interest income (primarily prepayment penalties on loan pay-offs) were offset by lower net gains on sales of loans and broker fees. The amount of SBA loans we can originate in any period depends on many factors, including the types of loans the SBA will guarantee and SBA-budget constraints. In January 2004, the SBA reduced its funding of and placed limits on its 7a loan product. Virtually all of the loans we originated and gains we generated in 2003 were from the sales of the guaranteed portions of 7a loans. Although the funding has been restored and limits placed on the 7a loan product have been removed by the SBA, the temporary policy change negatively impacted the volume of our SBA for the quarter and six months ended June 30, 2004. In addition, the number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period can fluctuate from previous periods and have decreased for the quarter and six months ended June 30, 2004 as compared to the same periods in 2003.

Non-Interest Expense

Salary and related expenses increased by 92.2% and 85.6%, respectively, from the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2004. This increase was due to: (i) an increase in the number of employees and related benefit costs consistent with our growth, (ii) additional personnel for our two new offices in Woodland Hills and Burbank, California, and (iii) a Company-wide incentive compensation program initiated to promote loan and deposit growth. At June 30, 2004, we employed 66 full time employees, compared with 45 employees at June 30, 2003.

Occupancy and equipment expenses increased by 20.5% and 34.9%, respectively, from the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2004. Rent expense increased in March 2003 by $20,600 per month from rent under a 60-month lease for our new Orange County Regional Office in Irvine, California and increased in December 2003 by $3,600 per month for additional space we occupied in Culver City at our headquarters office. In addition, we executed a 90-month lease in March 2004 for a new regional office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which will become effective in August 2004 and is subject to annual increases of approximately 2.75%. Subsequent to June 30, 2004, we executed a 60-month lease for a new regional office comprised of approximately 5,400 square feet of fifth floor space in Burbank, California, at a monthly initial base rent of approximately $14,400 subject to annual increases of approximately 2.00%. We are currently renting temporary office space in Burbank.

Other operating expenses increased 17.7% and 13.9%, respectively, from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 due in part to increases in professional fees and data processing expenses.

FINANCIAL CONDITION

Regulatory Capital

At June 30, 2004, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $29.7 million and $30.0 million, respectively. Our regulatory capital increased since December 31, 2003 as a result of net earnings as well as proceeds from the sale of $7.7 million from the private placement of Series A Preferred. At June 30, 2004, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

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

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. There has been some speculation as to whether the FRB would continue to permit holding companies to include trust preferred securities in regulatory capital following the issuance of FIN 46R. However, the FRB has proposed a rule which would permit holding companies (including Bancshares) to continue to include trust preferred securities as regulatory capital. However, if the FRB were ultimately to rule that Bancshares could not include any of its trust preferred securities as capital at June 30, 2004, Bancshares would have met all applicable regulatory capital requirements.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

June 30, 2004

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$36,261	13.6%	$21,368	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$29,672	11.1%	$10,684	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$29,672	9.3%	$12,747	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$35,499	13.3%	$21,346	>=8.0%	$26,683	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$29,976	11.2%	$10,673	>=4.0%	$16,010	>=6.0%
Tier 1 Capital (to average assets)	$29,976	9.4%	$12,724	>=4.0%	$15,905	>=5.0%

Liquidity and Cash Flow

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 85% and 81% of our funding as a percentage of average total assets during the six months ended June 30, 2004 and 2003, respectively. This increase was primarily attributable to the issuance of the Series A Preferred Stock discussed earlier.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of June 30, 2004, we had $32.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion any unexpected increase in demand for funds or decrease in funds deposited. During the six months ended June 30, 2004, we had an average balance of $27.3 million in overnight funds sold representing 8.9% of total average assets.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2004 decreased by $0.5 million as compared to the same period in 2003 primarily due to a decrease in the amount of SBA loans originated and sold in the period.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2004 increased by $17.9 million as compared the same period in 2003 primarily due to the increased purchase of securities held to maturity and the decrease in the proceeds from maturities of securities held to maturity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2004 increased by $20.4 million as compared to the same period in 2003 primarily due to a net increase in deposits as well as the proceeds from the sale of preferred stock.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

June 30, 2004

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$27,900,000	$—	$—	$—	$27,900,000
Time deposits with other financial institutions	3,166,700	1,389,000	594,000	—	5,149,700
Securities held to maturity	—	—	29,297,700	31,424,800	60,722,500
Loans, gross	115,990,800	54,968,000	41,362,000	19,943,000	232,263,800

Total rate-sensitive assets	$147,057,500	$56,357,000	$71,253,700	$51,367,800	$326,036,000

Liabilities:
Interest bearing demand deposits	$4,016,400	$—	$—	$—	$4,016,400
Savings and money market deposits	125,094,300	—	—	—	125,094,300
Certificates of deposit	19,634,200	19,945,000	15,661,000	—	55,240,200
FHLB advances	7,000,000	10,000,000	15,000,000	—	32,000,000
Subordinated debentures	—	2,450,000	—	—	2,450,000
Guaranteed preferred beneficial interest in Company’s subordinated debentures	7,217,000	—	—	—	7,217,000

Total rate sensitive liabilities	162,961,900	32,395,000	30,661,000	—	226,017,900

Interval Gaps:
Interest rate sensitivity gap	$(15,904,400)	$23,962,000	$40,592,700	$51,367,800	$100,018,100

Rate sensitive assets to rate sensitive liabilities	90.2%	174.0%	232.4%	N/A	144.2%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(15,904,400)	$8,057,600	$48,650,300	$100,018,100	$100,018,100

Rate sensitive assets to rate sensitive liabilities	90.2%	104.1%	121.5%	144.3%	144.3%

% of rate sensitive assets in period	45.1%	62.4%	84.2%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	December 31, 2003		June 30, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$—	—	$3,166,700	1.29%
After three months but within one year	3,413,700	2.04%	1,389,000	2.18%
After one year but within five years	595,000	2.58%	594,000	2.34%

Total time deposits	$4,008,700		$5,149,700

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended June 30, 2003 or 2004.

INVESTMENT SECURITIES

	December 31, 2003		June 30, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$1,002,800	3.19%	$—	—
After one year but within five years	19,170,300	3.88%	29,297,700	3.85%
Collateralized mortgage obligations and mortgage backed securities	16,141,300	3.85%	31,424,800	3.88%

Total investment securities	$36,314,400		$60,722,500

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2004, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	December 31, 2003		June 30, 2004
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$51,498,100	26.0%	$57,771,300	25.4%
Construction loans	54,741,500	27.6	69,489,600	30.5
Real estate loans	79,196,300	40.0	84,528,300	37.1
Other loans	12,616,300	6.4	15,876,300	7.0

	198,052,200	100.0%	227,665,500	100.0%

Less – Deferred loan fees	(573,700)		(659,300)
Less – Allowance for loan losses	(3,030,700)		(3,072,800)

Net loans	$194,447,800		$223,933,400

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, and as a percentage of total assets and Tier 1 capital. At June 30, 2004, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2003 have occurred primarily in the areas of residential non-owner occupied over $0.8 million and residential subdivision over $0.8 million.

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

NON-PERFORMING ASSETS

	December 31, 2003	June 30, 2004
Non-accrual loans	$2,137,900	$3,104,900
Accruing loans past due 90 days or more	—	—
Troubled debt restructurings	—	705,700
Other real estate owned	—	—

Total	$2,137,900	$3,810,600

Nonperforming assets increased from $2.1 million at December 31, 2003 to $3.8 million at June 30, 2004. The increase in non-accrual loans is due to the non-accrual status of a $2.6 million real estate loan which was paid off subsequent to June 30, 2004. The troubled debt restructuring represents a commercial line of credit secured by all of the borrower’s assets. The loan was classified as a non-accrual loan at December 31, 2003. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. The loan has been written down by $0.2 million which represents the difference between the principal balance of the loan and the present value of the expected future cash payments. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $81,400 for the six months ended June 30, 2004. Cash collections on non-performing loans totaled $48,900 during the six months ended June 30, 2004 of which $38,900 was applied to principal and $10,000 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the six month periods ended June 30, 2004 and 2003.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At June 30, 2004 and December 31, 2003, we had classified $4.3 million and $4.0 million, respectively, of our loans as impaired for which a $0.1 million reserve and $0.3 million reserve, respectively, were assigned. In the six months ended June 30, 2004, we collected $0.1 million on impaired loans. Subsequent to June 30, 2004, a $2.6 million impaired loan was collected as noted above under “Nonperforming Assets.”

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES
	Six months ended June 30,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(444,300)	(509,800)
Recoveries	36,400	48,500

Net charge-offs	(407,900)	(461,300)

Additional provisions	450,000	775,000

Balance at end of period	$3,072,800	$2,296,600

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2004, we had undisbursed loan commitments of $107.3 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2004, we had outstanding standby letters of credit with a potential $2.5 million of obligations. These standby letters of credit will mature at various dates through 2006.

Deposits

Total deposits increased from $224.7 million at December 31, 2003 to $277.9 million at June 30, 2004. This increase was primarily due to a $35.6 million increase in savings and money market deposits and a $29.4 million increase in noninterest bearing demand deposits. This increase in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	December 31, 2003		June 30, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Branches	$175,562,000	78.1%	$237,158,100	85.4%
Money desk	26,517,300	11.8	15,879,300	5.7
Brokered	22,634,000	10.1	24,824,000	8.9

Total	$224,713,300	100.0%	$277,861,400	100.0%

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2004, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from six months to four years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Borrowed Funds

At June 30, 2004, the Bank had outstanding $2.45 million of 8% Optional Convertible Subordinated Debentures due June 1, 2009 (the “Debentures). The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share. The Debentures are treated as Tier 2 regulatory capital for the Bank.

At June 30, 2004, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $38.8 million and investment securities with a carrying value of $45.4 million. The advances mature on various dates from 2004 through 2006. Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.36% at June 30, 2004). Interest is payable monthly with principal and any accrued interest due at maturity.

In October 2002, Bancshares’ newly formed wholly owned subsidiary, Alliance Bancshares California Capital Trust I, a Delaware trust, issued and sold $7,217,000 of trust preferred securities. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years at par, and require quarterly distributions which will reset quarterly at the three-month LIBOR rate plus 3.4%.

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

We establish allowances for loan losses against each segment of our loan portfolio. At June 30, 2004, our allowance for loan losses equaled 1.3% of loans. Although we believed that we had established adequate allowances for loan losses as of June 30, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At June 30, 2004, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At June 30, 2004, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $50.8 million, representing 21.9% of our loan portfolio, and additional commitments for these projects in the amount of $49.6 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

We attract primarily certificates of deposit from institutional investors telephonically nationwide through a money desk. We also engage brokers to place certificates of deposit with their customers. As of June 30, 2004, money desk deposits were $15.9 million representing 6% of total deposits, as compared to $26.5 million at December

31, 2003 representing 12% of total deposits. Brokered deposits were $24.8 million at June 30, 2004 representing 9% of total deposits as compared to $22.6 million at December 31, 2003 representing 10% of total deposits. All of our brokered deposits at June 30, 2004 were obtained through one broker. The discontinuation of business between this broker and the Company could have a material adverse effect on the Company. However, the deposits obtained through this broker as of June 30, 2004 mature throughout August 2007, and thus such discontinuation would not result in the immediate withdrawal of such deposits. In addition, the Company could obtain certificates of deposit through other brokers. The Company intends to continue its efforts to increase its levels of core deposits in an effort to decrease its reliance on money desk and brokered deposits.

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

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at June 30, 2004, Bancshares would have met all applicable regulatory and capital requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 28, 2004. Set forth below are the matters voted on by Shareholders at the Annual Meeting and the results of the voting.

(1) Election of Directors. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee Director	For	Withheld
Michael L. Abrams	3,755,791	63,200
Robert H. Bothner	3,815,791	3,200
Lyn S. Caron	3,815,791	3,200
Willie D. Davis	3,755,791	63,200
Curtis S. Reis	3,815,791	3,200
D. Gregory Scott	3,815,791	3,200
Andrew A. Talley	3,815,791	3,200
Robert H. Thompson	3,815,791	3,200

(2) Ratification of Independent Public Accountants. The Shareholders ratified the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for fiscal 2004 by the following vote:

Votes Cast		Shares Abstaining
For	Against
3,770,791	1,000	47,200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31	Rule 13a-14 Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K (Item 9) on May 28, 2004 to report that it had issued a press release announcing that its Annual Meeting of Shareholders was held on May 28, 2004 and reporting on certain comments made by the Chief Executive Officer at the meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2004	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and
Chief Financial Officer