Form 10QSB
period 2004-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2004-11-15
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

4,632,679 shares of Common Stock as of October 31, 2004

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$15,706,100	$10,674,000
Federal funds sold	19,235,000	25,165,000

Total cash and cash equivalents	34,941,000	35,839,000

Time deposits with other financial institutions	6,242,000	4,008,700
Securities held to maturity, fair market value $78,158,800 at September 30, 2004; $36,547,000 at December 31, 2003	77,633,800	36,314,400
Loans held for sale	7,401,800	6,097,000
Loans, net of the allowance for loan losses of $3,256,300 at September 30, 2004; $3,030,700 at December 31, 2003	244,009,000	194,447,800
Equipment and leasehold improvements, net	2,298,100	1,149,100
Accrued interest receivable and other assets	6,033,300	5,095,200

Total assets	$378,559,100	$282,951,200

Liabilities and Shareholders’ Equity

Deposits:
Noninterest bearing demand	$87,105,500	$64,138,600
Interest bearing:
Demand	4,716,800	4,397,400
Savings and money market	171,725,400	89,463,300
Certificates of deposit	45,366,400	66,714,000

Total deposits	308,914,100	224,713,300

Accrued interest payable and other liabilities	2,876,500	1,921,500
FHLB advances	32,000,000	32,000,000
Subordinated debentures	2,450,000	2,500,000
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	7,217,000

Total liabilities	353,457,600	268,351,800

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at September 30, 2004; None at December 31, 2003	7,697,000	—
Common stock, no par value:
Authorized – 20,000,000 shares
Outstanding – 4,632,679 shares at September 30, 2004 and 4,567,679 shares at December 31, 2003	3,630,800	3,525,800
Undivided profits	13,773,700	11,073,600

Total shareholders’ equity	25,101,500	14,599,400

Total liabilities and shareholders’ equity	$378,559,100	$282,951,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$4,458,000	$3,479,200	$11,855,800	$9,549,700
Interest on time deposits with other financial institutions	19,100	32,200	56,300	105,100
Interest on securities held to maturity	643,600	198,200	1,363,400	783,600
Interest on federal funds sold	87,600	54,100	222,900	165,400

Total interest income	5,208,300	3,763,700	13,498,400	10,603,800

Interest expense:
Interest on deposits	964,400	820,000	2,447,200	2,547,200
Interest on FHLB advances	184,500	224,500	633,400	605,800
Interest on subordinated debentures	50,300	52,600	152,300	154,100
Interest on trust preferred securities	88,900	83,100	253,700	254,600

Total interest expense	1,288,100	1,180,200	3,486,600	3,561,700

Net interest income	3,920,200	2,583,500	10,011,800	7,042,100
Provision for loan losses	150,000	350,000	600,000	1,125,000

Net interest income after provision for loan losses	3,770,200	2,233,500	9,411,800	5,917,100
Non-interest income:
Service charges and fees	256,200	208,000	785,300	602,900
Net gains on sales of loans held for sale	361,200	277,000	614,100	768,300
Broker fees on loans	379,700	492,900	789,300	998,900
Other non-interest income	205,200	57,900	495,600	107,800

Total non-interest income	1,202,300	1,035,800	2,684,300	2,477,900

Non-interest expenses:
Salaries and related benefits	1,297,800	997,900	3,845,800	2,370,400
Occupancy and equipment expenses	390,000	282,100	1,038,900	763,300
Professional fees	91,100	90,700	369,200	360,200
Data processing	148,000	123,700	434,600	341,400
Other operating expenses	568,200	554,900	1,680,800	1,540,000

Total non-interest expense	2,495,100	2,049,300	7,369,300	5,375,300

Earnings before income tax expense	2,477,400	1,220,000	4,726,800	3,019,700
Income tax expense	991,000	495,700	1,889,000	1,226,500

Net earnings	$1,486,400	$724,300	$2,837,800	$1,793,200

Earnings per common share:
Basic earnings per share	$0.29	$0.16	$0.59	$0.39
Diluted earnings per share	$0.22	$0.12	$0.44	$0.31

The accompanying notes are an integral part of these statements

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$2,837,800	$1,793,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	272,100	525,000
Depreciation and amortization	281,900	244,600
Provision for loan losses	600,000	1,125,000
Net gains on sales of loans held for sale	(614,100)	(768,700)
Proceeds from sales of loans held for sale	14,128,300	16,728,600
Originations of loans held for sale	(14,819,000)	(14,645,700)
(Increase) decrease in accrued interest receivable and other assets	(869,000)	114,600
Increase in accrued interest payable and other liabilities	955,000	291,700

Net cash provided by operating activities	2,773,000	5,408,300

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(2,233,300)	(450,800)
Loans	(50,161,200)	(38,649,600)
Purchase of equipment and leasehold improvements	(1,430,900)	(197,500)
Purchase of FHLB stock	(69,100)	(791,300)
Purchase of securities held to maturity	(52,883,800)	(23,491,400)
Proceeds from maturities of securities held to maturity	11,292,300	20,326,000

Net cash used in investing activities	(95,486,000)	(43,254,600)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	22,966,900	10,026,000
Interest bearing demand deposits	319,400	1,589,200
Savings and money market deposits	82,262,100	40,537,600
Certificates of deposit	(21,347,600)	(5,618,800)
Proceeds from issuance of preferred stock	7,697,000	—
Proceeds from stock options exercised	55,000	45,500
Dividends paid on preferred stock	(137,700)
FHLB advances	—	10,000,000

Net cash provided by financing activities	91,815,100	56,579,500

Net increase (decrease) in cash and cash equivalents	(897,900)	18,733,200
Cash and cash equivalents, beginning of period	35,839,000	15,577,200

Cash and cash equivalents, end of period	$34,941,100	$34,310,400

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,316,100	$3,508,200
Income taxes	1,245,000	1,286,800
Supplemental disclosure of non-cash transactions
Non-cash financing activities:
Reduction in subordinated debentures in exchange for 25,000 shares of common stock	$50,000	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2003	—	—	4,567,679	3,525,800	11,073,600	14,599,400
Issuance of preferred stock	733,050	7,697,000	—	—	—	7,697,000
Stock options exercised	—	—	40,000	55,000	—	55,000
Conversion of subordinated debentures	—	—	25,000	50,000	—	50,000
Dividends paid on preferred stock	—	—	—	—	(137,700)	(137,700)
Net earnings	—	—	—	—	2,837,800	2,837,800

Balance, September 30, 2004	733,050	$7,697,000	4,632,679	$3,630,800	$13,773,700	$25,101,500

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

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter and nine months ended September 30, 2004 were 4,623,657 and 4,599,358, respectively, and for the quarter and nine months ended September 30, 2003 were 4,542,951 and 4,542,316, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter and nine months ended September 30, 2004 were 6,853,570 and 6,613,413, respectively, and for the quarter ended September 30, 2003 were 6,063,849 and 6,042,145 respectively.

Basic and diluted earnings per share for the quarters ended September 30, 2004 and 2003 are computed as follows:

Three Months Ended September 30, 2004	Net Earnings	Shares	Per Share Amount

Net earnings	$1,486,400

Basic earnings per share:
Net earnings	$1,486,400
Cash dividends on convertible preferred stock	(137,700)

Used in basic earnings per share	1,348,700	4,623,657	$0.29
Preferred stock dividend	137,700
Effect of conversion of subordinated debentures	28,500	1,225,000
Effect of exercise of options and warrants	—	271,863
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,514,900	6,853,570	$0.22

Three Months Ended September 30, 2003	Net Earnings	Shares	Per Share Amount

Net earnings	$724,300

Basic earnings per share:
Net earnings available to common shareholders	$724,300	4,542,951	$0.16
Effect of conversion of subordinated debentures	29,800	1,250,000
Effect of exercise of options and warrants	—	270,898

Diluted earnings per share:
Net earnings available to common shareholders	$754,100	6,063,849	$0.12

Basic and diluted earnings per share for the nine months ended September 30, 2004 and 2003 are computed as follows:

Nine Months Ended September 30, 2004	Net Earnings	Shares	Per Share Amount

Net earnings	$2,837,800

Basic earnings per share:
Net earnings	$2,837,800
Cash dividends on convertible preferred stock	(137,700)	4,599,358	$0.59

Used in basic earnings per share	2,700,100
Preferred stock dividend	137,700
Effect of conversion of subordinated debentures	86,300	1,233,303
Effect of exercise of options and warrants	—	288,485
Effect of conversion of preferred stock	—	492,267

Diluted earnings per share:
Net earnings available to common shareholders	$2,924,100	6,613,413	$0.44

Nine Months Ended September 30, 2003	Net Earnings	Shares	Per Share Amount

Net earnings	$1,793,200

Basic earnings per share:
Net earnings available to common shareholders	$1,793,200	4,542,316	$0.39
Effect of conversion of subordinated debentures	87,400	1,250,000
Effect of conversion of options and warrants	—	249,829

Diluted earnings per share:
Net earnings available to common shareholders	$1,880,600	6,042,145	$0.31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$1,486,400	$724,300	$2,837,800	$1,793,200
Less – Cash dividend on non-cumulative preferred stock	(137,700)	—	(137,700)	—
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(17,500)	(7,300)	(52,500)	(21,900)

Pro forma net earnings	$1,331,200	$717,000	$2,647,600	$1,771,300

Earnings per share:
Basic:
As reported	$0.29	$0.16	$0.59	$0.39
Pro forma	$0.29	$0.16	$0.58	$0.39
Diluted:
As reported	$0.22	$0.12	$0.44	$0.31
Pro forma	$0.22	$0.12	$0.43	$0.31

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

2. Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine months ended September 30,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(444,300)	(509,800)
Recoveries	69,900	63,500

Net charge-offs	(374,400)	(446,300)

Additional provisions	600,000	1,125,000

Balance at end of period	$3,256,300	$2,661,600

3. Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2004, we had undisbursed loan commitments of $125.1 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2004, we had outstanding standby letters of credit with a potential $2.3 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

At September 30, 2004, the Company had commitments for tenant improvements, furniture and equipment for the corporate headquarters and Culver City branch remodel in the amount of $0.7 million.

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

References in this report to the “Company,” “we” or “us” refer to Alliance California Bancshares (“Bancshares”) and its consolidated subsidiaries, including Alliance Bank (“Bank”).

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

Overview

We recorded net earnings of $1.5 million ($0.29 basic and $0.22 diluted earnings per share) for the third quarter of 2004 as compared to $0.7 million ($0.16 basic and $0.12 diluted earnings per share) for the third quarter of 2003. The increase in net earnings was primarily due to a $1.3 million increase in net interest income.

For the nine months ended September 30, 2004, we generated net earnings of $2.8 million ($0.59 basic and $0.44 diluted earnings per share) as compared to $1.8 million ($0.39 basic and $0.31 diluted earnings per share) for the same period of 2003. The improvement in earnings in 2004 was due primarily to a $3.0 million increase in net interest income and a $0.5 million decrease in the provision for loan losses. The increase in earnings occurred notwithstanding an increase in non-interest expenses from $5.4 million for the nine months ended September 30, 2003 to $7.4 million for the same period in 2004.

We continued to grow, with total assets increasing from $283.0 million at December 31, 2003 to $378.6 million at September 30, 2004. Net loans grew from $200.5 million at December 31, 2003 to $251.4 million at September 30, 2004. Deposits grew from $224.7 million at December 31, 2003 to $308.9 million at September 30, 2004. In the first quarter of 2004, we increased shareholders’ equity through the issuance of 733,050 shares of a newly created Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred”) for $7.7 million.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Return on average assets (1)	1.63%	1.11%	1.16%	1.02%
Return on average shareholders’ equity (1)	24.11%	20.88%	18.20%	18.17%
Net yield on average interest earning assets (1)	4.65%	4.20%	4.40%	4.19%
Earnings per common share:
Basic earnings per share	$0.29	$0.16	$0.59	$0.39
Diluted earnings per share	$0.22	$0.12	$0.44	$0.31

(1)	Annualized

RESULTS OF OPERATIONS – Three and nine months ended September 30, 2004 and 2003

Net Interest Income

We recorded interest income of $5.2 million and $13.5 million, respectively, for the quarter and nine months ended September 30, 2004 as compared to $3.8 million and $10.6 million, respectively, for the quarter and nine months ended September 30, 2003. Interest expense totaled $1.3 million and $3.5 million, respectively, for the quarter and nine months ended September 30, 2004 as compared to $1.2 million and $3.6 million, respectively, for the quarter and nine months ended September 30, 2003. The increases in interest income were due to the increase in the amount of interest earning assets, as the weighted average yields earned decreased due to the repricing of longer term assets at lower rates when they matured. Interest expense remained relatively unchanged since the decrease in the weighted average rates paid on interest bearing liabilities was offset by the increase in the amount of interest bearing liabilities. The weighted average prime rate increased from 4.00% for the quarter ended September 30, 2003 to 4.42% for the quarter ended September 30, 2004. The weighted average prime rate remained relatively unchanged for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.

Net interest income before provision for loan losses increased to $3.9 million and $10.0 million, respectively, for the quarter and nine months ended September 30, 2004, from $2.6 million and $7.0 million, respectively, for the quarter and nine months ended September 30, 2003. This was due primarily to an increase in net average interest earnings assets (average interest earning assets less average interest bearing liabilities) from $45.6 million and $40.8 million, respectively, for the quarter and nine months ended September 30, 2003 to $95.1 million and $82.2 million, respectively, for the quarter and nine months ended September 30, 2004. This increase in net average interest earning assets was due principally to a $51.4 million and $44.0 million, respectively, increase in average non-interest bearing liabilities (primarily demand deposits) which funded in part a $56.9 million and $57.2 million, respectively, increase in average loans.

Our interest rate spread increased from 3.81% during the third quarter of 2003 to 4.04% during the third quarter of 2004, and our net interest margin increased from 4.20% in the third quarter of 2003 to 4.65% in the third quarter of 2004. These increases were due to: (i) an increase in the weighted average yield on our investment securities from 2.35% to 3.80% due to a decrease in prepayments and therefore a decrease in the amortization of the premiums paid on collateralized mortgage obligations and mortgage backed securities during the third quarter of 2004; (ii) savings and money market deposits, which are among our lower-cost liabilities, constituting a greater percentage of our total interest-earning liabilities.; and (iii) a $44.0 increase in average demand deposits which was primarily used to fund interest earning assets.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter ended September 30,
	2004			2003
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$21,087,600	$87,600	1.65%	$22,003,800	$54,100	1.00%
Time deposits	4,653,700	19,100	1.63%	4,222,800	32,200	3.09%
Securities	67,432,800	643,600	3.80%	34,266,500	198,200	2.35%
Loans	242,462,300	4,458,000	7.31%	185,532,200	3,479,200	7.61%

Total interest-earning assets	335,636,400	5,208,300	6.17%	246,025,300	3,763,700	6.20%

Non-interest-earning assets	26,470,500			13,856,300

Total assets	$362,106,900			$259,881,600

Interest bearing liabilities:
Interest-bearing demand deposits	$4,783,400	10,800	0.90%	$3,955,200	6,900	0.71%
Savings and money market deposits	145,808,700	678,100	1.85%	82,212,100	338,200	1.67%
Certificates of deposit	48,294,400	275,500	2.27%	72,789,100	474,900	2.65%
FHLB advances	32,000,000	184,500	2.29%	32,000,000	224,500	2.85%
Subordinated debentures	2,450,000	50,300	8.17%	2,500,000	52,600	8.53%
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	88,900	4.90%	7,000,000	83,100	4.81%

Total interest-bearing liabilities	240,553,500	1,288,100	2.13%	200,456,400	1,180,200	2.39%

Non-interest bearing liabilities	97,030,400			45,665,200

Total liabilities	337,583,900			246,121,600
Shareholders’ equity	24,523,000			13,760,000

Total liabilities and shareholders’ equity	$362,106,900			$259,881,600

Net interest income		$3,920,200			$2,583,500

Interest rate spread			4.04%			3.81%
Net interest margin			4.65%			4.20%

Note: Interest income on loans includes loan fees.

ANALYSIS OF NET INTEREST INCOME

	Nine Months ended September 30,
	2004			2003
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$25,235,000	$222,900	1.18%	$19,984,300	$165,400	1.11%
Time deposits	4,643,900	56,300	1.62%	4,017,600	105,100	3.50%
Securities	49,637,200	1,363,400	3.67%	33,479,500	783,600	3.13%
Loans	224,577,900	11,855,800	7.05%	167,340,600	9,549,700	7.63%

Total interest-earning assets	304,094,000	13,498,400	5.93%	224,822,000	10,603,800	6.31%

Non-interest-earning assets	21,529,700			11,289,600

Total assets	$325,623,700			$236,111,600

Interest bearing liabilities:
Interest-bearing demand deposits	$4,668,300	27,100	0.78%	$3,851,200	23,700	0.82%
Savings and money market deposits	121,317,800	1,558,300	1.72%	69,929,700	982,900	1.88%
Certificates of deposit	54,222,100	861,800	2.12%	69,698,200	1,540,600	2.96%
FHLB advances	32,000,000	633,400	2.64%	31,032,300	605,800	2.61%
Subordinated debentures	2,477,700	152,300	8.21%	2,500,000	154,100	8.24%
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217,000	253,700	4.65%	7,000,000	254,600	4.86%

Total interest-bearing liabilities	221,902,900	3,486,600	2.10%	184,011,400	3,561,700	2.59%

Non-interest bearing liabilities	82,889,300			38,902,900

Total liabilities	304,792,200			222,914,300
Shareholders’ equity	20,831,500			13,197,300

Total liabilities and shareholders’ equity	$325,623,700			236,111,600

Net interest income		$10,011,800			$7,042,100

Interest rate spread			3.83%			3.72%
Net interest margin			4.40%			4.19%

Note: Interest income on loans includes loan fees.

Provision for Loan Losses

We made a $0.2 million provision for the allowance for loan losses (“Allowance”) for the quarter ended September 30, 2004 as compared to a provision of $0.4 million for the comparable period of 2003. We made provisions of $0.6 and $1.1 million to the Allowance for the nine months ended September 30, 2004 and 2003, respectively due to a lower level of nonperforming assets and impaired loans at September 30, 2004.

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

Non-Interest Income

Non-interest income includes primarily service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased by 16% and 8%, respectively, for the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003. The increases in service charges, other non-interest income (dividends on FHLB stock, equity participation in a real estate project, and a settlement with a vendor for inadequate services) and net gains on sales of loans for the quarter were offset by lower broker fees. The increases in service charges and other non-interest income for the nine months were offset by lower net gains on sales of loans and broker fees.

The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

In addition, substantially all of our gains on sales of loans in the past several years have resulted from sales of the guaranteed portions of loans we made under the SBA’s 7a program. Loans related to this program have also accounted for a material percentage of the loans we have brokered during this period. In January 2004, the SBA reduced its funding of and placed limits on its 7a program, which significantly reduced the amount of 7a loans we originated and loans we brokered in the first part of the year. In April 2004, the SBA restored the 7a program, enabling us to increase our 7a originations in the second and third quarters of 2004 and generate net gains in the third quarter of 2004 greater than in the third quarter of 2003. However, in September 2004, the SBA again reduced its funding to and placed limits on its 7a program. As a result, we anticipate significantly reduced SBA loan originations and net gains on sales of 7a loans, and broker fees for related loans, until such time, if ever, that the SBA restores the program.

Non-Interest Expense

Salary and related benefits increased by 30% and 62%, respectively, from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004. This increase was due to: (i) an increase in the number of employees and related benefit costs consistent with our growth, (ii) additional personnel for our two new offices in Woodland Hills and Burbank, California, and (iii) a Company-wide incentive compensation program initiated to promote loan and deposit growth. At September 30, 2004, we employed 70 full time employees, compared with 50 employees at September 30, 2003.

Occupancy and equipment expenses increased by 38% and 36%, respectively, from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004. Rent expense increased in March 2003 by $20,600 per month from rent under a 60-month lease for our new Orange County Regional Office in Irvine, California and increased in December 2003 by $3,600 per month for additional space we occupied in Culver City at our headquarters office. In addition, we executed a 90-month lease in March 2004 for a new regional office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which became effective in August 2004 and is subject to annual increases of approximately 2.75%. We also executed a 60-month lease in August 2004 for a new regional office comprised of approximately 5,400 square feet of fifth floor space in Burbank, California, at a monthly initial base rent of approximately $14,400 subject to annual increases of approximately 2.00%.

Data processing expenses increased 20% and 27%, respectively, from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004 consistent with our growth in assets and the number of customers.

FINANCIAL CONDITION

Regulatory Capital

At September 30, 2004, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $31.6 million and $31.4 million, respectively. Our regulatory capital increased since December 31, 2003 as a result of net earnings as well as proceeds from the sale of $7.7 million from the private placement of Series A Preferred. At September 30, 2004, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. There has been some speculation as to whether the FRB would continue to permit holding companies to include trust preferred securities in regulatory capital following the issuance of FIN 46R. However, the FRB has proposed a rule which would permit holding companies (including Bancshares) to continue to include trust preferred securities as regulatory capital. However, if the FRB were ultimately to rule that Bancshares could not include any of its trust preferred securities as capital at September 30, 2004, Bancshares would have met all applicable regulatory capital requirements.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

September 30, 2004

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$37,458	12.9%	$23,299	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$31,552	10.8%	$11,649	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$31,552	8.7%	$15,182	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$36,638	12.6%	$23,282	>=8.0%	$29,103	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$31,422	10.8%	$11,642	>=4.0%	$17,462	>=6.0%
Tier 1 Capital (to average assets)	$31,422	8.7%	$14,448	>=4.0%	$18,060	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 86% and 82% of our funding as a percentage of average total assets during the nine months ended September 30, 2004 and 2003, respectively. This increase was primarily attributable to the issuance of the Series A Preferred discussed earlier.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of September 30, 2004, we had $32.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the nine months ended September 30, 2004, we had an average balance of $25.2 million in overnight funds sold representing 11% of total average assets.

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $52.0 million at September 30, 2004 and an average balance of $57.9 million for the first nine months of 2004. Most of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2004 decreased by $2.6 million as compared to the same period in 2003 primarily due to a decrease in the amount of SBA loans sold in the period.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004 increased by $52.2 million as compared to the same period in 2003 primarily due to the increase in loans and the increase in the purchase of securities held to maturity and the decrease in the proceeds from maturities of securities held to maturity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2004 increased by $35.2 million as compared to the same period in 2003 primarily due to a net increase in deposits as well as the proceeds from the sale of the Series A Preferred.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

September 30, 2004

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$19,235,000	$—	$—	$—	$19,235,000
Time deposits with other financial institutions	2,476,000	2,776,000	990,000	—	6,242,000
Securities held to maturity	—	505,600	38,726,900	38,401,300	77,633,800
Loans, gross	208,598,100	7,641,000	16,168,000	22,260,000	254,667,100

Total rate-sensitive assets	$230,309,100	$10,922,600	$55,884,900	$60,661,300	$357,777,900

Liabilities:
Interest bearing demand deposits	$4,716,800	$—	$—	$—	$4,716,800
Savings and money market	171,725,400	—	—	—	171,725,400
Certificates of deposit	11,740,400	16,349,000	17,277,000	—	45,366,400
FHLB advances	12,000,000	5,000,000	15,000,000	—	32,000,000
Subordinated debentures			2,450,000	—	2,450,000
Guaranteed preferred beneficial interest in Company’s subordinated debenture	7,217,000	—	—	—	7,217,000

Total rate sensitive liabilities	207,399,600	21,349,000	34,727,000	—	263,475,600

Interval Gaps:
Interest rate sensitivity gap	$22,909,500	($10,426,400)	$21,157,900	$60,661,300	$94,302,300

Rate sensitive assets to rate sensitive liabilities	111.0%	51.2%	160.9%	N/A	135.8%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$22,909,500	$12,483,100	$33,641,000	$94,302,300	$94,302,300

Rate sensitive assets to rate sensitive liabilities	111.0%	105.5%	112.8%	135.8%	135.8%

% of rate sensitive assets in period	64.4%	67.4%	83.0%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	September 30, 2004		December 31, 2003
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$2,476,000	1.10%	$1,927,700	2.26%
After three months but within one year	2,776,000	2.35%	1,486,000	1.75%
After one year but within five years	990,000	2.60%	595,000	2.58%

Total time deposits	$6,242,000	1.89%	$4,008,700	2.12%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended September 30, 2003 or 2004.

INVESTMENT SECURITIES

	September 30, 2004		December 31, 2003
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$505,600	6.17%	$1,002,800	3.19%
After one year but within five years	38,726,900	3.64%	19,170,300	3.88%
Collateralized mortgage obligations and mortgage backed securities	38,401,300	4.01%	16,141,300	3.85%

Total investment securities	$77,633,800	3.84%	$36,314,400	3.85%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At September 30, 2004, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	September 30, 2004		December 31, 2003
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$65,388,100	26.4%	$51,498,100	26.0%
Construction loans	71,083,700	28.6	54,741,500	27.6
Real estate loans	96,950,600	39.1	79,196,300	40.0
Other loans	14,696,500	5.9	12,616,300	6.4

	248,118,900	100.0%	198,052,200	100.0%

Less – Deferred loan fees	(853,600)		(573,700)
Less – Allowance for loan losses	(3,256,300)		(3,030,700)

Net loans	$244,009,000		$194,447,800

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. At September 30, 2004, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2003 have occurred primarily in the area of residential non-owner occupied over $1.0 million.

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

NON-PERFORMING ASSETS

	September 30, 2004	December 31, 2003
Non-accrual loans	$—	$2,137,900
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	659,000	—
Other real estate owned	—	—

Balance at end of period	$659,000	$2,137,900

Nonperforming assets decreased from $2.1 million at December 31, 2003 to $0.7 million at September 30, 2004. The troubled debt restructuring loan at September 30, 2004 represents a commercial line of credit secured by all of the borrower’s assets. The loan was classified as a non-accrual loan at December 31, 2003. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. The loan has been written down by $0.2 million which represents the difference between the principal balance of the loan and the present value of the expected future cash payments. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses. The majority of the other loans on non-accrual status at December 31, 2003 were paid off.

The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $1,700 for the nine months ended September 30, 2004. Cash collections on non-performing loans totaled $3,276,100 during the nine months ended September 30, 2004 of which $3,143,800 was applied to principal and $132,300 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the nine month periods ended September 30, 2004 and 2003.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At September 30, 2004 and December 31, 2003, we had classified $1.5 million and $4.0 million, respectively, of our loans as impaired for which a $0.5 million reserve and $0.3 million reserve, respectively, were assigned. In the nine months ended September 30, 2004, we collected $0.2 million on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine months ended September 30,
	2004	2003
Balance at beginning of period	$3,030,700	$1,982,900

Charge-offs	(444,300)	(509,800)
Recoveries	69,900	63,500

Net charge-offs	(374,400)	(446,300)

Additional provisions	600,000	1,125,000

Balance at end of period	$3,256,300	$2,661,600

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2004, we had undisbursed loan commitments of $125.1 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2004, we had outstanding standby letters of credit with a potential $2.3 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

At September 30, 2004, the Company had commitments for tenant improvements, furniture and equipment for the corporate headquarters and Culver City branch remodel in the amount of $0.7 million.

Deposits

Total deposits increased from $224.7 million at December 31, 2003 to $308.9 million at September 30, 2004. This increase was primarily due to an $82.3 million increase in savings and money market deposits and a $23.0 million increase in noninterest bearing demand deposits offset by a $21.3 million decrease in certificates of deposit. This increase in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	September 30, 2004		December 31, 2003
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$277,049,100	89.7%	$175,562,000	78.1%
Money desk	7,639,200	2.5	26,517,300	11.8
Brokered	24,229,000	7.8	22,634,000	10.1

Total	$308,914,100	100.0%	$224,713,300	100.0%

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $52.0 million at September 30, 2004 and an average balance of $57.9 million for the first nine months of 2004. Most of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2004, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from nine months to four years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Banks that are not “well capitalized” under the FDIC prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

Borrowed Funds

At September 30, 2004, the Bank had outstanding $2.45 million of 8% Optional Convertible Subordinated Debentures due June 1, 2009 (the “Debentures). The Debentures bear interest at the rate of 8% payable semiannually and are convertible at the option of the holder at any time up to December 1, 2004 into shares of Bancshares Common Stock at the conversion price $2.00 per share. The Debentures are treated as Tier 2 regulatory capital for the Bank.

At September 30, 2004, we had $32.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $37.0 million and investment securities with a carrying value of $61.5 million. The advances mature on various dates from 2004 through 2006. Advances totaling $25.0 million bear interest at a weighted average fixed rate of 2.74% and a $7.0 million advance bears interest at a rate of the prime lending rate less 2.89% (1.86% at September 30, 2004). Interest is payable monthly with principal and any accrued interest due at maturity.

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

We establish allowances for loan losses against each segment of our loan portfolio. At September 30, 2004, our allowance for loan losses equaled 1.3% of loans. Although we believed that we had established adequate allowances for loan losses as of September 30, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally Southern California) as well as regional and national economic conditions, large budget deficits and an uncertain economy.

Should the economic condition in these areas further deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

At September 30, 2004, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At September 30, 2004, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $40.2 million, representing 15.8% of our loan portfolio, and additional commitments for these projects in the amount of $58.8 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. Bancshares believes that the FRB may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. If the FRB ruled that Bancshares could not include any of its trust preferred securities as capital at September 30, 2004, Bancshares would have met all applicable regulatory and capital requirements.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits.

31	Rule 13a-14 Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2004	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and
Chief Financial Officer