Form 10KSB
period 2004-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2005-03-30
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-33455

ALLIANCE BANCSHARES CALIFORNIA

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	91-2124567 (I.R.S. Employer Identification No.)

100 Corporate Pointe Culver City, California (Address of principal executive offices)	90230 (Zip Code)

Issuer’s telephone number: (310) 410-9281

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $22.8 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price as reported by Nasdaq of such common equity was approximately $33.7 million as of March 15, 2005.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 15, 2005 was 5,908,679.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer’s definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer’s fiscal year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):  Yes  ☐  No  ☒

This Annual Report on Form 10-KSB consists of 69 pages, including exhibits.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Alliance Bancshares California (“Bancshares”) is a bank holding company which was incorporated in February 2000. Bancshares has one bank subsidiary, Alliance Bank (the “Bank”), which it acquired on November 30, 2001. Bancshares operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is a California-chartered bank which commenced operations in 1980. Unless the context requires otherwise, references in this Form 10-KSB to the “Company,” “we” or “us” refers to Bancshares and its consolidated subsidiaries, including the Bank.

Our goal is to become a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing and other banking needs of small to medium sized businesses, builders and professionals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects. Construction loans accounted for 27% and 28% of our total loans at December 31, 2004 and 2003, respectively. We also offer a variety of deposit accounts, cash management products and other banking services.

Our principal executive offices are in Culver City, California. We have four branch offices as follows:

Branch	Location	Date Opened
Los Angeles Regional Office	Culver City, California	1980
Orange County Regional Office	Irvine, California	August 1999
San Fernando Valley Regional Office	Woodland Hills, California	July 2004
Media District Regional Office	Burbank, California	September 2004

Our lending area includes all seven Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, Ventura and Santa Barbara and occasionally other areas of California, Arizona and Nevada. We attract deposits principally from our borrowers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk.

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

In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan which would exceed our legal lending limit ($9.6 million for secured loans as of December 31, 2004), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

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

Trust preferred securities are considered regulatory capital for purposes of determining Bancshares’ capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. However, the Board of Governors of the Federal Reserve System (“FRB”), which is Bancshares’ banking regulator, ruled on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R.

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

Employees

As of December 31, 2004, we had 74 full time employees, including 53 officers. We believe that our relationship with our employees is satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY

We lease our headquarters office located at 100 Corporate Pointe in Culver City, California pursuant to a lease which expires January 31, 2010. Our headquarters office is located in approximately 14,700 square feet of ground floor office space in a modern three-story building. Our monthly base rent in 2004 is $26,200, which is subject to annual cost of living increases of not less than 2 1/2% and not more than 6%.

In December 2002, we commenced a 60-month lease for our Orange County Regional Office and the Real Estate and Construction Department comprised of approximately 6,900 square feet of ground floor office space in Irvine, California, at a monthly initial base rent of $20,600, which is subject to 2% annual increases.

In March 2004, we executed a 90-month lease for the San Fernando Valley Regional Office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which is subject to annual increases of approximately 2 3/4%. We also negotiated a 60-month lease in April 2004 for the Media Center Regional Office comprised of approximately 5,000 square feet of fifth floor space in Burbank, California, at a monthly initial base rent of approximately $14,000 subject to annual increases of approximately 2%.

We believe that these facilities are adequate to meet our current space needs. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2004, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

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

	2004		2003
	High	Low	High	Low
First Quarter	$8.75	$8.25	$3.60	$3.20
Second Quarter	$10.25	$8.35	$6.30	$3.60
Third Quarter	$9.10	$8.25	$7.60	$6.01
Fourth Quarter	$9.85	$8.25	$9.25	$7.50

As of March 15, 2005, there were approximately 358 holders of record of Bancshares Common Stock. In addition, approximately 58% of Bancshares Common Stock was held in street name.

Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Bancshares’ ability to pay dividends on our Common Stock is subject to the following limitations and restrictions: (i) it must meet regulatory capital requirements and other regulatory restrictions (see “Description of Business—Supervision and Regulation—Capital Distributions”); (ii) it must be current in payment of its dividends on its 7% Series A Non-Cumulative Convertible Preferred Stock (and Bancshares was current as of December 31, 2004); and (iii) it must not be in default or elected to defer payments under its trust preferred securities.

Bancshares did not purchase any equity securities during the three months ended December 31, 2004.

The following table sets forth information concerning equity compensation plans as of December 31, 2004:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	418,500	$4.19	80,900
Equity compensation plans not approved by security holders	—	—	—

Total	418,500		80,900

In 2004, Bancshares issued 1,250,000 shares of Common Stock upon conversion of $2,500,000 principal amount of its 8% Optional Convertible Subordinated Debentures. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) as securities exchanged by the issuer with its existing shareholders exclusively where no commission or other remuneration was paid directly or indirectly for soliciting the exchange.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We recorded net earnings of $3.9 million ($0.78 basic and $0.61 fully diluted earnings per share) for the year ended December 31, 2004, the highest net earnings in our history. This compares to net earnings of $2.2 million ($0.48 basic and $0.38 fully diluted earnings per share) in 2003. The increase in net earnings in 2004 was due primarily to a $4.5 million increase in net interest income before provision for loan losses and a $0.8 million decrease in the provision for loan losses due to a reduction in impaired loans. These amounts were offset by a $3.1 million increase in general and administrative expenses related primarily to the expansion of our operations and the growth of the Company.

Our assets increased from $283.0 million at December 31, 2003 to $409.8 million at December 31, 2004. Loans continue to constitute the largest portion (approximately 78%) of our interest earning assets, and grew from $200.5 million at December 31, 2003 to $301.9 million at December 31, 2004. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Total deposits increased from $224.7 million at December 31, 2003 to $304.8 million at December 30, 2004. This increase was primarily due to a $25.0 million increase in demand deposits and a $56.8 million increase in savings and money market deposits primarily generated through our branch offices as a result of deposit promotion campaigns conducted by the Bank. Borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”) increased from $32.0 million at December 31, 2003 to $67.0 million at December 31, 2004. The increased deposits and borrowings were used to fund the growth in our loan and investment portfolios.

Another significant change in our balance sheet has been the accumulation of shareholders’ equity. Shareholders’ equity increased from $14.6 million at December 31, 2003 to $28.5 million at December 31, 2004. This increase was due to the issuance of $7.7 million of convertible preferred stock, net earnings, and the conversion of $2.5 million of convertible subordinated debentures into 1,250,000 shares of common stock.

Our allowance for loan losses was $3.5 million or 1.15% of loans at December 31, 2004 compared to $3.0 million or 1.52% of loans at December 31, 2003.

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

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively. Loans on the watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2004, the weighted average risk rating for our loan portfolio was 4.22, indicating an overall risk rating midway between average and acceptable. The weighted average risk rating was 4.38 at December 31, 2003.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Interest Income

Our earnings depend largely upon our net interest income, which is the difference between the income we earn on loans and other interest earning assets and the interest we pay on deposits and borrowed funds. Net interest income is related to the rates earned and paid on and the relative amounts of interest earning assets and interest bearing liabilities. Our inability to maintain strong asset quality, capital or liquidity may adversely affect (i) our ability to accommodate desirable borrowing customers, thereby impacting growth in quality, higher-yielding earning assets; (ii) our ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

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

Net interest income before provision for credit losses increased to $14.3 million in 2004 from $9.8 million for 2003. This was due to an increase in interest income of $4.8 million while interest expense increased only $0.3 million. The increase in interest income was due to $85.1 million increase in average interest earning assets which more than offset a 0.15% decrease in the weighted average yield on interest earning assets from 6.21% in 2003 to 6.06% in 2004. The $0.3 increase in interest expense was due to a $43.8 million increase in average interest bearing liabilities which was partially offset by a 0.35% decline in the weighted average rates paid on interest bearing liabilities from 2.47% in 2003 to 2.12% in 2004. Although the prime rate began to increase during the last half of 2004, the yield in the loan portfolio decreased to 7.10% from 7.54% in 2003 due to higher interest rates during the first half of 2003 as well as a lag in the repricing of our longer-term loans.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand the Orange County Regional Office, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 36.2% to $236.3 million in 2004 from $173.5 million in 2003, with the increase occurring in all major loan categories. Average investment securities increased 68.9% to $55.5 million from $32.8 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, U.S. Government agency securities and corporate bonds. Average interest bearing deposits increased 28.4% to $189.5 million in 2004 compared to $147.5 million during 2003.

Our interest rate spread increased from 3.74% in 2003 to 3.93% in 2004, and our net interest margin increased from 4.22% in 2003 to 4.50% in 2004. These increases were due to: (i) an increase in the weighted average yield on our investment securities from 3.13% to 3.84% due to the purchase of a proportionately larger amount of higher-yielding collateralized mortgage obligations and mortgage backed securities during 2004; (ii) an increase in savings and money market deposits, which are among our lower-cost liabilities and constituted a greater percentage of our total interest-bearing liabilities (56.9% in 2004 compared to 39.5% in 2003); and (iii) a $40.4 million increase in average non-interest bearing demand deposits.

Our net interest margin remained high in comparison with our interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest-bearing demand deposits totaled $82.0 million, representing 30.2% of average deposits during 2004, compared to $41.7 million, representing 22.2% of average deposits during 2003.

The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	2004			2003
	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid	Average Balance	Interest Inc./ Exp.(1)	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$21,049,400	$265,300	1.26%	$22,166,100	$234,400	1.06%
Time deposits	4,955,400	86,400	1.74%	4,239,800	125,800	2.97%
Securities	55,463,500	2,130,700	3.84%	32,840,900	1,028,800	3.13%
Loans(2)	236,342,300	16,771,300	7.10%	173,468,500	13,073,100	7.54%

Total interest-earning assets	317,810,600	19,253,700	6.06%	232,715,300	14,462,100	6.21%
Non-interest-earning assets	21,727,800			12,304,300

Total assets	$339,538,400			$245,019,600

Interest bearing liabilities:
Interest-bearing demand	$4,818,800	$40,700	0.84%	$4,094,400	$32,200	0.79%
Savings and money market	132,057,000	2,428,500	1.84%	74,292,400	1,336,800	1.80%
Certificates of deposit	52,578,600	1,169,200	2.22%	69,141,600	1,908,700	2.76%
Other borrowings	42,609,500	1,301,400	3.05%	40,774,200	1,373,100	3.37%

Total interest-bearing liabilities	232,063,900	4,939,800	2.12%	188,302,600	4,650,800	2.47%

Non-interest bearing liabilities	85,270,600			43,235,000

Total liabilities	317,334,500			231,537,600
Shareholders’ equity	22,203,900			13,482,000

Total liabilities and shareholders’ equity	$339,538,400			$245,019,600

Net interest income		$14,313,900			$9,811,300

Interest rate spread			3.93%			3.74%
Net interest margin			4.50%			4.22%

(1)	Interest income on loans includes loan fees of $1.6 million in 2004 and $2.0 million in 2003.
(2)	Loans include nonaccrual loans.

ANALYSIS OF NET INTEREST INCOME

	2002
	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$14,796,600	$237,100	1.60%
Time deposits	4,004,900	169,100	4.22%
Securities	10,770,100	562,700	5.22%
Loans(2)	136,902,500	11,226,200	8.20%

Total interest-earning assets	166,474,100	12,195,100	7.33%
Non-interest-earning assets	6,885,400

Total assets	$173,359,500

Interest bearing liabilities:
Interest-bearing demand	$2,722,300	$17,000	0.62%
Savings and money market	36,633,400	740,900	2.02%
Certificates of deposit	80,806,400	2,985,100	3.69%
Other borrowings	13,647,400	669,900	4.91%

Total interest-bearing liabilities	133,809,500	4,412,900	3.30%

Non-interest bearing liabilities	28,352,200

Total liabilities	162,161,700
Shareholders’ equity	11,197,800

Total liabilities and shareholders’ equity	$173,359,500

Net interest income		$7,782,200

Interest rate spread			4.03%
Net interest margin			4.67%

(1)	Interest income on loans includes loan fees of $1.8 million.
(2)	Loans include nonaccrual loans.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	2004
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$(12,300)	$43,200	$30,900
Time deposits	18,700	(58,100)	(39,400)
Securities	829,400	272,500	1,101,900
Loans	4,500,000	(801,800)	3,698,200

Total interest earning assets	5,335,800	(544,200)	4,791,600

Interest expense:
Interest-bearing demand	6,000	2,500	8,500
Savings and money market	1,061,700	30,000	1,091,700
Certificates of deposit	(408,200)	(331,300)	(739,500)
Other borrowings	59,900	(131,600)	(71,700)

Total interest bearing liabilities	719,400	(430,400)	289,000

Net interest income	$4,616,400	$(113,800)	$4,502,600

ANALYSIS OF CHANGE IN INTEREST INCOME

	2003
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$94,200	$(96,900)	$(2,700)
Time deposits	9,400	(52,700)	(43,300)
Securities	766,900	(300,800)	466,100
Loans	2,812,200	(965,300)	1,846,900

Total interest earning assets	3,682,700	(1,415,700)	2,267,000

Interest expense:
Interest-bearing demand	10,000	5,200	15,200
Savings and money market	685,800	(89,900)	595,900
Certificates of deposit	(391,300)	(685,100)	(1,076,400)
Other borrowings	970,500	(267,300)	703,200

Total interest bearing liabilities	1,275,000	(1,037,100)	237,900

Net interest income	$2,407,700	$(378,600)	$2,029,100

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated proportionately to both volume and rate.

Provision for Loan Losses

We charged $0.8 million to the allowance for loan losses (“ALL”) for the year ended December 31, 2004 as compared to $1.6 million for 2003 primarily because of a decrease in our impaired loans. These provisions were based on our policies and procedures for establishing the ALL. See “Asset Quality and Credit Risk Management.”

Non-Interest Income

Non-interest income increased from $3.0 million in 2003 to $3.6 million in 2004 or 18.9%. The increase was primarily due to a $493,000 increase in other non-interest income due to an $87,500 increase in dividends on FHLB stock, a $97,000 equity participation in a real estate project, and a $100,000 settlement with a vendor for inadequate services.

Broker fees on loans remained constant at $1.2 million in 2004 and 2003. We broker loans to third parties which we do not want to originate for our own portfolio, which can occur for a variety of reasons, including the nature of the loan, the creditworthiness of the borrower, the location of the borrower or the collateral, or the specific terms requested by the borrower. The number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period are not indicative of broker fees which may be earned in subsequent periods, and may vary substantially from period to period.

Net gains on sales of loans held for sale remained relatively constant at $0.7 million in 2004 as compared to $0.8 million in 2003. These gains are primarily from the sale of the guaranteed portion of SBA loans. Our ability to generate gains on sales of SBA loans depends significantly on the amount of loans we can originate and market conditions. Therefore, the net gains on the sales of loans held for sale in one period are not indicative of gains which may be earned in subsequent periods, and may vary substantially from period to period.

The amount of SBA loans we can originate in any period depends on many factors, including the types of loans the SBA will guarantee and budget restraints. In January 2004, the SBA reduced its funding of and placed limits on its 7a program, which significantly reduced the amount of 7a loans we originated and loans we brokered in the first part of the year. In April 2004, the SBA restored the 7a program, enabling us to increase our 7a originations in the second and third quarters of 2004. However, in September 2004, the SBA again reduced its funding to and placed limits on its 7a program. As a result, we anticipate reduced SBA loan originations and lower net gains on sales of 7a loans, and lower broker fees for related loans, until such time, if ever, that the SBA fully restores the program limits.

Non-Interest Expense

Salaries and related benefits increased from $3.4 million in 2003 to $5.5 million in 2004 or 62.0%. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company as well as additions of the new San Fernando Valley and Media Center Regional Offices. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus payments for 2004. At year-end 2004, the Company employed 74 full-time employees, compared with 57 full-time employees at the end of 2003.

Occupancy expense increased from $1.1 million for the year ended December 31, 2003 to $1.6 million for the year ended December 31, 2004 or 48.1%. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley and Media Center Regional Offices.

Other operating expenses increased from $2.1 million at December 31, 2003 to $2.5 million at December 31, 2004 or 26.4% due in part to increases in employment costs, office supplies and other costs associated with the new regional offices.

FINANCIAL CONDITION

Regulatory Capital

At December 31, 2004, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $35.7 million and $34.9 million, respectively. Our Tier 1 capital increased during 2004 as a result of net earnings and from the issuance of $7.7 million of preferred stock and the conversion of $2.5 million of convertible subordinated debentures into 1,250,000 shares of common stock. At December 31, 2004, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under prompt corrective action rules.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

At December 31, 2004

(dollars in thousands)

	Actual		To Be Adequately Capitalized			To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$39,005	11.44%	$27,287	>	= 8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$35,527	10.42%	$13,644	>	= 4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$35,527	9.35%	$15,199	>	= 4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$38,416	11.28%	$27,255	>	= 8.0%	$34,068	>	= 10.0%
Tier 1 Capital (to risk-weighted assets)	$34,938	10.26%	$13,626	>	= 4.0%	$20,441	>	=6.0%
Tier 1 Capital (to average assets)	$34,938	9.19%	$15,199	>	= 4.0%	$18,999	>	=5.0%

Liquidity

Our objective in managing our liquidity is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis. We manage to this objective through the selection of asset and liability maturity mixes. Our liquidity position is enhanced by our ability to raise additional funds as needed through available borrowings, accessing deposits nationwide through our money desk and/or brokered deposits or selling or participating a greater percentage of our construction and real estate loans through our correspondent network of other banks.

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 81% and 83% of funding for average total assets during 2004 and 2003, respectively.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2004, we had $67.0 million outstanding FHLB advances and available borrowings of $18 million. We had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited. During 2004, we had an average balance of $21.0 million in overnight funds sold representing 7.4% of total average deposits.

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

December 31, 2004

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$8,895,000	$—	$—	$—	$8,895,000
Time deposits with other financial institutions	1,450,000	2,479,000	1,089,000	—	5,018,000
Securities held to maturity	—	503,600	31,750,200	40,529,000	72,782,800
Loans, gross	237,652,500	12,785,000	15,594,000	39,314,000	305,345,500

Total rate-sensitive assets	$247,997,500	$15,767,600	$48,433,200	$79,843,000	$392,041,300

Liabilities:
Demand deposits	$5,362,200	$—	$—	$—	$5,362,200
Savings and money market accounts	146,255,600	—	—	—	146,255,600
Certificates of deposit	8,691,100	18,305,000	37,992,000	—	64,988,100
FHLB advances	47,000,000	5,000,000	15,000,000	—	67,000,000
Guaranteed preferred beneficial interest in the			—	—	—
Company’s subordinated debentures	7,217,000	—	—	—	7,217,000

Total rate sensitive liabilities	$214,525,900	$23,305,000	$52,992,000	$—	$290,822,900

Interval Gaps:
Interest rate sensitivity gap	$33,471,600	$(7,537,400)	$(4,558,800)	$79,843,000	$101,218,400

Rate sensitive assets to rate sensitive liabilities	115.6%	67.7%	91.4%	N/A	134.8%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$33,471,600	$25,934,200	$21,375,400	$101,218,400	$101,218,400

Rate sensitive assets to rate sensitive liabilities	115.6%	110.9%	107.3%	134.8%	134.8%

% of rate sensitive assets in period	63.3%	67.3%	79.6%	100.0%	N/A

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

Our time deposit investments generally have terms of one year or less and are generally in amounts of $100,000. Historically, our investment securities consist principally of U.S. Government Agency securities, collateralized mortgage obligations, mortgage-backed securities and corporate bonds with an expected weighted average life of less than five years.

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The weighted average maturity of investment securities was 3.4 years at December 31, 2004 compared to 3.3 years at December 31, 2003. At December 31, 2004, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,
	2004		2003		2002
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$3,929,000	2.26%	$3,413,700	2.04%	$2,468,900	4.52%
After one but within five years	1,089,000	2.75%	595,000	2.58%	884,300	3.92%

Total time deposits	$5,018,000	2.36%	$4,008,700	2.12%	$3,353,200	4.36%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We held no tax-exempt securities in 2004, 2003 or 2002.

INVESTMENT SECURITIES

	At December 31,
	2004		2003		2002
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$503,800	6.17%	$1,002,800	3.19%	$995,400	6.93%
After one but within five years	31,750,200	3.63%	19,170,300	3.88%	7,020,800	4.90%
After five but within ten years	—	—	—	—	2,000,800	5.33%
Collateralized mortgage obligationsand mortgage backed securities	40,528,800	4.08%	16,141,300	3.85%	19,457,800	3.65%

Total investment securities	$72,782,800	3.90%	$36,314,400	3.85%	$29,474,800	4.36%

The amortized cost and estimated fair values of securities held to maturity at December 31, 2004 and 2003 are as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$19,958,500	$8,500	$167,600	$19,799,400
Corporate bonds	12,295,500	168,800	28,200	12,436,100
Collateralized mortgage obligations and mortgage backed securities	40,528,800	276,200	107,300	40,697,700

	$72,782,800	$453,500	$303,100	$72,933,200

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$13,998,200	$88,200	$12,000	$14,074,400
Corporate bonds	6,174,900	174,300	3,200	6,346,000
Collateralized mortgage obligations and mortgage backed securities	16,141,300	43,200	57,900	16,126,600

	$36,314,400	$305,700	$73,100	$36,547,000

Lending Activities

Our present lending strategy is to attract small to mid-sized businesses, builders and professionals by offering a variety of commercial loan products and a full range of banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our lending area includes all seven Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, Ventura and Santa Barbara and occasionally other areas of California, Arizona and Nevada.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2004		2003		2002
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$81,115,000	26.7%	$51,498,100	26.0%	$34,800,800	24.2%
Construction loans	82,152,900	27.1	54,741,500	27.6	39,732,900	27.6
Real estate loans	123,851,800	40.8	80,343,200	40.0	61,389,200	42.6
Other loans	16,360,600	5.4	12,616,300	6.4	8,019,200	5.6

	303,480,300	100.0%	199,199,100	100.0%	143,942,100	100.0%

Less—Net deferred loan fees	(1,346,000)		(573,700)		(632,900)
Less—Allowance for loan losses	(3,477,900)		(3,030,700)		(1,982,900)

Net loans	$298,656,400		$195,594,700		$141,326,300

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2001		2000
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$35,793,600	31.1%	$30,014,700	31.1%
Construction loans	33,386,200	29.0	31,041,700	32.2
Real estate loans	38,597,600	33.6	31,410,800	32.5
Other loans	7,232,000	6.3	4,046,300	4.2

	115,009,400	100.0%	96,513,500	100.0%

Less—Net deferred loan fees	(424,600)		(199,100)
Less—Allowance for loan losses	(2,426,500)		(2,023,400)

Net loans	$112,158,300		$94,291,000

A further breakdown of the construction loan portfolio at the dates indicated follows:

CONSTRUCTION LOAN PORTFOLIO COMPOSITION

	At December 31,
	2004		2003		2002
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Residential owner occupied	$2,649,200	3.2%	$4,473,500	8.2%	$3,805,100	9.6%
Residential non-owner occupied	21,667,000	26.4	12,194,600	22.3	5,811,000	14.6
Residential tracts	28,696,200	34.9	19,780,600	36.1	18,829,700	47.4
Multifamily for lease	6,142,900	7.5	3,920,900	7.1	3,013,700	7.6
Commercial build-to-suit	2,919,900	3.6	3,927,300	7.2	1,207,500	3.0
Commercial for lease	—	—	—	—	2,023,400	5.1
Land development	20,077,700	24.4	10,444,600	19.1	5,042,500	12.7

	$82,152,900	100.0%	$54,741,500	100.0%	$39,732,900	100.0%

Of our total loans outstanding at December 31, 2004, 49% were due in one year or less, 26% were due in 1-5 years and 25% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2004
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$60,228,800	$18,243,200	$2,643,000	$81,115,000
Construction loans	63,072,500	19,080,400	—	82,152,900
Real estate loans	24,305,700	38,978,100	60,568,000	123,851,800
Other loans	1,353,900	2,222,600	12,784,100	16,360,600

	$148,960,900	$78,524,300	$75,995,100	$303,480,300

We may not make loans in excess of our legal lending limit under applicable regulations. In general, this limit is 25% of our capital for secured loans and 15% of our capital for unsecured loans. Our legal lending limits at December 31, 2004 were $9.6 million for secured loans and $5.8 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders. Historically, we have not subordinated our retained interest in these loans to the participation interest and have retained the servicing rights for the loans, for which we receive a servicing fee from the participants. At December 31, 2004, we were servicing $75 million in participated loans, including $19 million in construction loans, $45 million in SBA loans and $11 million in real estate loans as compared with $67 million at the end of 2003, including $18 million of construction loans, $38 million in SBA loans and $11 million in real estate loans.

All loans over $100,000 except home equity lines of credit must be approved by our Internal Loan Committee. Unsecured loans in excess of $1.0 million, secured loans in excess of $1.5 million and loans under these amounts with a higher risk profile must also be approved by our Board of Director’s Loan Committee.

Of our total loans outstanding, approximately 77% and 74% had adjustable rates at December 31, 2004 and 2003, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS

(loans due after one year)

	At December 31, 2004
	Fixed Rate	Adjustable Rate
Commercial loans	$3,293,700	$17,592,500
Construction loans	1,886,300	17,194,000
Real estate loans	26,226,600	73,319,600
Other loans	394,800	14,611,900

	$31,801,400	$122,718,000

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

SBA loans are designed for small business owners and are generally guaranteed, in part, up to 75% by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically participated to third parties the SBA-guaranteed portion of our SBA loans. We originated $24 million and $22 million of SBA loans in 2004 and 2003, respectively. At December 31, 2004, we had $13.1 million of SBA loans outstanding, and we were servicing an additional $45.4 million of SBA loans.

Construction Loans.    We make loans to finance the acquisition, development and/or construction of individual and tract single-family residences and multifamily and commercial properties. Loans to finance the construction of individual single-family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties. At December 31, 2004, we had outstanding construction loans to developers for tract projects and single residences for sale to third parties totaling $50.4 million, representing 16.8% of our loan portfolio, and additional commitments for these projects in the amount of $46.2 million.

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

Real Estate Loans.    Our real estate loans include fixed and adjustable rate loans secured by primarily commercial and, to a lesser extent, residential properties. These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans in our loan portfolio at December 31, 2004 generally did not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We generally require a current appraisal in connection with each real estate loan originated. Generally, the Bank’s real estate loan borrowers are single-asset limited liability companies or operate their business at the properties.

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

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	December 31,
	2004	2003	2002	2001	2000
Non-accrual loans	—	$2,137,900	$117,500	$848,000	$891,500
Accruing loans past due 90 days or more	—	—	—	55,700	—
Troubled debt restructurings	$637,800	—	—	—	—
Other real estate owned	—	—	—	—	—

Total	$637,800	$2,137,900	$117,500	$903,700	$891,500

Ratio of non-performing loans to total loans	0.21%	1.07%	0.08%	0.79%	0.92%

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

Non-accrual loans at December 31, 2004 decreased to zero from $2.1 million at December 31, 2003. The troubled debt restructuring loan at December 31, 2004 represents a commercial line of credit secured by all of the borrower’s assets. The loan was classified as a non-accrual loan at December 31, 2003. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. The loan has been written down by $0.2 million which represents the difference between the principal balance of the loan and the present value of the expected future cash payments. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses. The majority of the other loans on non-accrual status at December 31, 2003 were paid off.

Interest income of $81,800 and $1,300 was recorded on non-accrual loans in 2004 and 2003, respectively; the additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $75,100 and $137,200 for 2004 and 2003, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2004 and 2003.

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

We had no loans contractually past due 90 or more days and still accruing interest at December 31, 2004 or 2003.

TDRs.    A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider. We may make modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual its ability to repay the loan. At December 31, 2004, we had a $637,800 loan which had been classified as a TDR.

Other Real Estate Owned.    We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had no OREO in 2004 or 2003.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At December 31, 2004 and 2003, we had classified $1,479,100 (which amount included $637,800 of non-performing loans) and $4,003,800 (which amount included $2,137,900 of non-performing loans), respectively, of our loans as impaired. As of December 31, 2004, we had established specific reserves of $382,500 on $841,300 of impaired loans. As of December 31, 2003, we had established specific reserves of $844,800 on $1,422,800 of impaired loans. In 2004, we collected $6,210,600 on impaired loans, of which $5,881,500 was credited to principal outstanding and $329,100 was recognized as interest income. In 2003, we collected $2,100,900 on impaired loans, of which $1,905,100 was credited to principal outstanding and $195,800 was recognized as interest income. The average balance of impaired loans was $6,716,600 in 2004 and $5,393,100 in 2003.

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

We make periodic credit reviews of the loan portfolio and consider current economic conditions, historical credit loss experience and other factors in determining the adequacy of the ALL. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Although we use the best information available to make these estimates, future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions that may be beyond our control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ALL and such agencies may require us to recognize additions to the allowance based on judgments different from those of management.

The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories.

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2004		2003		2002
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$1,343,800	26.7%	$1,601,000	26.0%	$647,000	24.2%
Construction loans	822,600	27.1	592,200	27.6	367,000	27.6
Real estate loans	929,600	40.8	608,400	40.0	796,000	42.6
Other loans	174,500	5.4	156,900	6.4	107,000	5.6
Unallocated	207,400	—	72,200	—	65,900	—

Total	$3,477,900	100.0%	$3,030,700	100.0%	$1,982,900	100.0%

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2001		2000
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$1,321,000	31.1%	$1,090,000	31.1%
Construction loans	728,000	29.0	652,000	32.2
Real estate loans	241,000	33.6	199,000	32.5
Other loans	113,000	6.3	82,400	4.2
Unallocated	23,500	—	—	—

Total	$2,426,500	100.0%	$2,023,400	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2004	2003	2002	2001	2000
Balance at beginning of period	$3,030,700	$1,982,900	$2,426,500	$2,023,400	$1,707,300
Charge-offs:
Commercial loans	(472,700)	(649,900)	(1,022,400)	(36,200)	(142,700)
Construction loans	—	—	(218,000)	—	—
Real estate loans	—	—	—	—	(98,700)
Other loans	—	(9,800)	—	—	(1,500)

Total charge-offs	(472,700)	(659,700)	(1,240,400)	(36,200)	(242,900)

Recoveries:
Commercial loans	169,900	132,500	80,700	39,300	135,800
Construction loans	—	—	—	—	98,200
Other loans	—	—	16,100	—	—

Total recoveries	169,900	132,500	96,800	39,300	234,000

Net (charge-offs) recoveries	(302,800)	(527,200)	(1,143,600)	3,100	(8,900)
Additional provisions	750,000	1,575,000	700,000	400,000	325,000

Balance at end of period	$3,477,900	$3,030,700	$1,982,900	$2,426,500	$2,023,400

Ratio of loan loss allowance to loans outstanding	1.15%	1.52%	1.38%	2.12%	2.10%
Ratio of net charge offs during the period to average loans outstanding during the period	(0.128)%	(0.304)%	(0.835)%	0.003%	(.009)%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2004, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain collateral supporting those commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2004, we had undisbursed loan commitments of $148.9 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2004, we had outstanding standby letters of credit and financial guarantees with a potential $3.3 million of obligations, all of which will mature at various dates through 2006.

Deposits

We attract deposits from our borrowers, from customers in the vicinity of our four branches in Southern California, through a “money desk” which attracts deposits telephonically throughout the United States and from brokers. We offer non-interest bearing checking accounts and a variety of interest bearing accounts, including money market accounts, savings accounts, and certificates of deposit with maturities ranging from 90 days to three years. We have registered the trade name “Super Prime Account” designating a type of variable rate money market account.

The following table sets forth the amount of time deposits of $100,000 and over maturing within certain intervals at December 31, 2004:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	Three Months Or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Branches	$1,156,700	$654,400	$4,424,300	$2,110,100	$8,345,500
Money desk	700,000	1,500,000	300,000	2,080,000	4,580,000
Brokered	560,000	5,193,000	3,326,000	31,513,500	40,592,500

Total	$2,416,700	$7,347,400	$8,050,300	$35,703,600	$53,518,000

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	December 31, 2004		December 31, 2003
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Branches	$254,481,300	83.5%	$175,562,000	78.1%
Money desk	9,719,200	3.2	26,517,300	11.8
Brokered(1)	40,592,400	13.3	22,634,000	10.1

Total	$304,792,900	100.0%	$224,713,300	100.0%

(1)	All brokered funds were arranged by one broker for over 400 different depositors.

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

In recent years, the interest rates on certificates of deposit we have obtained through brokers generally have been lower than the interest rates then offered through our money desk or to local customers for certificates of deposit with comparable maturities. We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty smaller banks with one or few branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

Under FDIC regulations, banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if we are not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at December 31, 2004:

CONCENTRATION OF DEPOSITS

	December 31, 2004
	Demand	Savings and Money Market	Certificates of Deposit
Total deposits	$93,549,200	$146,255,600	$64,988,100 (1)
Balances from largest:
Single depositor	23,994,700	$18,148,000	$2,096,000
% of total deposits	25.6%	12.4%	3.2%
Five depositors	34,477,500	$44,925,900	$6.668,000
% of total deposits	36.9%	30.7%	10.3%

(1)	Includes $40.6 million obtained through one broker for over 400 different depositors.

Note:    Two depositors appeared in more than one category with total deposits of $42,142,700 and $7,383,800.

One individual controls a number of entities which have deposit accounts with us. These accounts had a balance of $42.1 million at December 31, 2004 and an average balance of $57.4 million for 2004. Most of these deposits can be withdrawn upon demand without penalty. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

Borrowed Funds

During 2004, the Bank’s 8% subordinated optional convertible debentures with an aggregate principal balance of $2,500,000 were converted into 1,250,000 shares of common stock of the Company at the conversion rate of $2.00 per share.

At December 31, 2004, the Bank had $67.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $55.2 million and investment securities with a carrying value of $56.9 million. The advances mature on various dates during 2005 and 2006. Advances totaling $55.0 million bear interest at a weighted average fixed rate of 2.32% and advances totaling $12.0 million bear interest at a rate of the prime lending rate less 2.86% (2.39% at December 31, 2004). Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2004	2003
Maximum balance	$79,000,000	$32,000,000
Average daily balance	$33,054,600	$31,260,300
Weighted average rate paid during the year	2.28%	2.66%
Balance at year-end	$67,000,000	$32,000,000

In October 2002, the Company issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 5.74% at December 31, 2004). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2035, are redeemable at the Company’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (at a current rate of 4.72%). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

Selected Financial Ratios

The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	2004	2003	2002
Net income to average assets	1.16%	0.90%	1.07%
Net income to average equity	17.74%	16.34%	16.60%
Average equity to average assets	6.54%	5.50%	6.46%

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

We establish allowances for credit losses against each segment of our loan portfolio. At December 31, 2004, our allowance for loan losses equaled 1.15% of loans. Although we believe that we have established adequate allowances for credit losses as of December 31, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

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

At December 31, 2004, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At December 31, 2004, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $50.4 million, representing 16.8% of our loan portfolio, and additional commitments for these projects in the amount of $46.2 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One individual controls a large amount of deposits.

One individual controls a number of entities which have deposit accounts with us. These accounts had a balance of $42.1 million at December 31, 2004 and an average balance of $57.4 million for 2004. Most of these deposits can be withdrawn upon demand without penalty. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

ITEM 7.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alliance Bancshares California:

We have audited the accompanying consolidated balance sheets of Alliance Bancshares California and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancshares California and subsidiaries as of December 31, 2004 and 2003, and the related results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/    MCGLADREY & PULLEN LLP

Pasadena, California

March 14, 2005

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Cash and due from banks	$10,692,600	$10,674,000
Federal funds sold	8,895,000	25,165,000

Total cash and cash equivalents	19,587,600	35,839,000

Time deposits with other financial institutions	5,018,000	4,008,700
Securities held to maturity, fair market value $72,933,200 at December 31, 2004; $36,547,000 at December 31, 2003	72,782,800	36,314,400
Loans held for sale	3,211,200	4,950,100
Loans, net of the allowance for loan losses of $3,477,900 at December 31, 2004; $3,030,700 at December 31, 2003	298,656,400	195,594,700
Equipment and leasehold improvements, net	3,001,900	1,149,100
Accrued interest receivable and other assets	7,578,000	5,095,200

Total assets	$409,835,900	$282,951,200

Liabilities and Shareholders’ Equity

Deposits:
Noninterest bearing demand	$88,187,000	$64,138,600
Interest bearing:
Demand	5,362,200	4,397,400
Savings and money market	146,255,600	89,463,300
Certificates of deposit	64,988,100	66,714,000

Total deposits	304,792,900	224,713,300

Accrued interest payable and other liabilities	2,298,600	1,921,500
FHLB advances	67,000,000	32,000,000
Convertible subordinated debentures	—	2,500,000
Junior subordinated debentures	7,217,000	7,217,000

Total liabilities	381,308,500	268,351,800

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized—20,000,000 shares 7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding—733,050 shares at December 31, 2004; None at December 31, 2003	7,697,000	—
Common stock, no par value:
Authorized—20,000,000 shares
Outstanding—5,867,679 at December 31, 2004; 4,567,679 shares at December 31, 2003	6,090,800	3,525,800
Undivided profits	14,739,600	11,073,600

Total shareholders’ equity	28,527,400	14,599,400

Total liabilities and shareholders’ equity	$409,835,900	$282,951,200

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2004	2003
Interest Income:
Interest and fees on loans	$16,771,300	$13,073,100
Interest on time deposits with other financial institutions	86,400	125,800
Interest on securities held to maturity	2,130,700	1,028,800
Interest on federal funds sold	265,300	234,400

Total interest income	19,253,700	14,462,100

Interest Expense:
Interest on deposits	3,638,400	3,277,800
Interest on FHLB advances	754,800	831,300
Interest on convertible subordinated debentures	194,300	204,700
Interest on junior subordinated debentures	352,300	337,000

Total interest expense	4,939,800	4,650,800

Net interest income before provision for loan losses	14,313,900	9,811,300
Provision for Loan Losses	750,000	1,575,000

Net interest income	13,563,900	8,236,300
Non-Interest Income:
Service charges and fees	1,018,200	866,200
Net gains on sales of loans held for sale	734,900	761,500
Broker fees on loans	1,154,000	1,207,200
Other non-interest income	647,300	154,300

Total non-interest income	3,554,400	2,989,200
Non-Interest Expense:
Salaries and related benefits	5,488,800	3,387,800
Occupancy and equipment expenses	1,555,700	1,050,700
Professional fees	446,500	430,800
Data processing	589,800	466,500
Other operating expense	2,482,800	2,109,300

Total non-interest expense	10,563,600	7,445,100

Earnings Before Income Tax Expense	6,554,700	3,780,400
Income tax expense	2,616,300	1,577,900

Net Earnings	$3,938,400	$2,202,500

Earnings per Common Share:
Basic earnings per share	$0.78	$0.48
Diluted earnings per share	$0.61	$0.38

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$3,938,400	$2,202,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	474,100	647,600
Depreciation and amortization	421,800	330,500
Deferred income taxes	(36,100)	(587,500)
Provision for loan losses	750,000	1,575,000
Net gains on sales of loans held for sale	(734,900)	(761,500)
Proceeds from sales of loans held for sale	16,844,900	21,754,600
Originations of loans held for sale	(14,371,100)	(20,085,600)
(Increase) decrease in accrued interest receivable and other assets	(940,500)	311,600
Increase accrued interest payable and other liabilities	242,400	632,300

Net cash provided by operating activities	6,589,000	6,019,500

Cash Flows from Investing Activities:
Net increase in:
Time deposits with other financial institutions	(1,009,300)	(655,500)
Loans	(103,811,700)	(54,486,200)
Purchase of equipment and leasehold improvements	(2,274,600)	(353,900)
Purchase of securities held to maturity	(57,090,200)	(30,500,000)
Proceeds from maturities of securities held to maturity	20,147,700	23,012,800
Purchase of FHLB stock	(1,506,200)	(808,700)

Net cash used by investing activities	(145,544,300)	(63,791,500)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	25,013,200	31,871,900
Savings and money market	56,792,300	43,101,900
Certificates of deposit	(1,725,900)	(6,985,500)
Proceeds from issuance of preferred stock	7,697,000	—
Proceeds from stock options exercised	65,000	45,500
Dividends paid on preferred stock	(137,700)	—
Proceeds from FHLB advances	35,000,000	10,000,000

Net cash provided by financing activities	122,703,900	78,033,800

Net increase (decrease) in cash and cash equivalents	(16,251,400)	20,261,800
Cash and cash equivalents, beginning of year	35,839,000	15,577,200

Cash and Cash Equivalents, end of year	$19,587,600	$35,839,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,863,300	$4,771,900
Income taxes	$2,783,900	$2,038,600
Supplemental Disclosure of Non-cash Transactions:
Non-cash financing activities:
Reduction in convertible subordinated debentures in exchange for 1,250,000 shares of common stock	$2,500,000	—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Two Years Ended December 31, 2004

	Preferred Stock		Common Stock		Undivided Profits	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance, January 1, 2003	—	—	4,538,679	$3,480,300	$8,871,100	$12,351,400
Stock options exercised	—	—	29,000	45,500	—	45,500
Net earnings	—	—	—	—	2,202,500	2,202,500

Balance, December 31, 2003	—	—	4,567,679	3,525,800	11,073,600	14,599,400
Issuance of preferred stock	733,050	$7,697,000	—	—	—	7,697,000
Stock options exercised	—	—	50,000	65,000	—	65,000
Conversion of subordinated debentures	—	—	1,250,000	2,500,000	—	2,500,000
Dividends paid and declared on preferred stock	—	—	—	—	(272,400)	(272,400)
Net earnings	—	—	—	—	3,938,400	3,938,400

Balance, December 31, 2004	733,050	$7,697,000	5,867,679	$6,090,800	$14,739,600	$28,527,400

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

December 31, 2004

1.    Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), Alliance Bank (the “Bank”), and Lexib Realcorp, a wholly owned real estate subsidiary of Alliance Bank. Bancshares is a bank holding company that was incorporated on February 17, 2000 in the State of California. The Bank is a commercial bank incorporated on July 11, 1979 in the State of California. The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. The Bank conducts its financial services primarily throughout the greater Los Angeles and Orange County areas of Southern California. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

Bancshares has another wholly owned subsidiary, Alliance Bancshares California Capital Trust I (the “Trust”), which it formed in 2002 to issue trust preferred securities. This subsidiary has been deconsolidated retroactively to January 1, 2003 as a result of the implementation of FIN 46R. As a result, the accompanying consolidated statements of financial condition include the investment in the Trust of $217,000 in other assets. The impact of this change on the consolidated statements of operations was not significant.

The accounting and reporting policies of the Bank and the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

The following are descriptions of the more significant of those policies:

A.    Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank, and the Bank’s wholly owned real estate subsidiary. All material intercompany accounts and transactions have been eliminated.

B.    Reclassifications

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no change to net earnings or earnings per share.

C.    Securities Held to Maturity

Securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method, since management has the positive intent and ability to hold these until maturity. The sale of a security within three months of its maturity date or after the collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

D.    Loans Held for Sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. All sales are made without recourse.

Notes to Consolidated Financial Statements—(Continued)

E.    Loans

Loans receivable that management has the intent and the Company has the ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by net deferred loan fees and costs and an allowance for loan losses. Interest is accrued daily on the outstanding balances. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company amortizes these amounts over the contractual life of the loan.

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

F.    Allowance for Loan Losses

The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experience and other factors in determining the adequacy of the allowance. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Notes to Consolidated Financial Statements—(Continued)

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

G.    Loan Sales and Servicing

The Company originates loans to customers under a SBA program that provides for SBA guarantees of generally 75% of the principal amount of each loan. The Company routinely sells the guaranteed portion of these loans to third parties and retains the unguaranteed portion of the loans. Transfers of loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred loans, is received in exchange. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets are estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. There was no impairment of servicing assets identified as of December 31, 2004.

The aggregate principal balance of SBA loans serviced for others was $45,351,500 and $38,806,300 at December 31, 2004 and 2003, respectively.

H.    Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock and it has no quoted market value. The total amount of FHLB stock included in other assets was $3,149,000 and $1,642,800 at December 31, 2004 and 2003, respectively.

I.    Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of the leasehold improvement or the term of the lease, whichever is shorter.

J.    Basic and Diluted Earnings per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all convertible shares and stock options and warrants were

Notes to Consolidated Financial Statements—(Continued)

converted or exercised. Dilution is computed by applying the “if converted” method to convertible shares and the treasury stock method to stock options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

K.    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

L.    Time Deposits with Other Financial Institutions

Time deposits with other financial institutions have an original maturity of three months to two years and are carried at cost.

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

	2004	2003
Net earnings, as reported	$3,938,400	$2,202,500
Less—Total stock-based compensation expense determined under fair value method for all qualifying awards	(94,700)	(41,600)

Pro forma net earnings	$3,843,700	$2,160,900

Earnings per share:
Basic:
As reported	$0.78	$0.48
Pro forma	0.76	0.48
Diluted:
As reported	0.61	0.38
Pro forma	0.59	0.38

P.    Fair Value of Financial Instruments

The financial statements include various estimated fair value information. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Company:

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

Loans receivable, accrued interest receivable and off-balance sheet instruments:    For variable-rate loans and off-balance-sheet instruments that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans and off-balance-sheet instruments are estimated using discounted cash flow analyses. The carrying amount of accrued interest receivables approximates its fair value.

Notes to Consolidated Financial Statements—(Continued)

Commitments to extend credit and standby letters of credit:    The fair value of commitments to extend credit and standby letters of credit were not significant at December 31, 2004 and 2003. The instruments predominately have adjustable rates and are short term in nature.

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

Accrued interest payable:    The carrying amount of accrued interest payable approximates its fair value.

Borrowings:    Fair value for FHLB advances, junior subordinated debentures and convertible subordinated debentures are estimated using rates currently available for similar borrowings with similar credit risk and for the remaining maturities. The carrying amount of these borrowings approximates their fair value.

Q.    Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). This Interpretation addressed the consolidation of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interest entities either created or acquired after January 31, 2003. Since its issuance, the FASB has issued several interpretations of the FIN 46. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” and as a result, companies that have issued trust preferred securities are required to deconsolidate the related entities and restate their balance sheets.

Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

On September 30, 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The Board also issued FSP EITF Issue No. 03-1-1 delaying the effective date of the measurement and recognized guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. Management continues to closely monitor and evaluate how the provisions of EITF 03-1, FSP EITF Issue 03-1-1 and the proposed FSP EITF Issue 03-1-a will affect the Bank.

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R is effective for the Company’s first quarter of fiscal 2006. Management is currently evaluating the effect of the adoption of SFAS No. 123R and expects the impact to be similar to the amount in the pro forma disclosure.

2.    Balances at the Federal Reserve Bank

The Federal Reserve Board regulations require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The reserve balance required to be maintained at the Federal Reserve Bank was $4,350,000 and $1,402,000 at December 31, 2004 and 2003, respectively.

3.    Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity at December 31, 2004 and 2003 are as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$19,958,500	$8,500	$167,600	$19,799,400
Corporate bonds	12,295,500	168,800	28,200	12,436,100
Collateralized mortgage obligations and mortgage backed securities	40,528,800	276,200	107,300	40,697,700

	$72,782,800	$453,500	$303,100	$72,933,200

All of the securities with unrealized losses at December 31, 2004 and 2003 have been in an unrealized loss position for less than one year. For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$13,998,200	$88,200	$12,000	$14,074,400
Corporate bonds	6,174,900	174,300	3,200	6,346,000
Collateralized mortgage obligations and mortgage backed securities	16,141,300	43,200	57,900	16,126,600

	$36,314,400	$305,700	$73,100	$36,547,000

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2004 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company has no tax-exempt securities for the years ended December 31, 2004 or 2003.

	Amortized Cost	Estimated Fair Value
Within one year	$503,800	$512,700
After one year but within five years	31,750,200	31,722,800
Collateralized mortgage obligations and mortgage backed securities	40,528,800	40,697,700

	$72,782,800	$72,933,200

At December 31, 2004 and 2003, securities with an amortized cost of $56,884,900 and $30,139,500, respectively, are pledged to secure a discount line at the Federal Reserve Bank and borrowings at the Federal Home Loan Bank.

4.    Loans

The composition of loans at December 31, 2004 and 2003 is as follows:

Commercial loans	$81,115,000	$51,498,100
Construction loans	82,152,900	54,741,500
Real estate loans	123,851,800	80,343,200
Other loans	16,360,600	12,616,300

Total	303,480,300	199,199,100
Less—net deferred loan fees	(1,346,000)	(573,700)
Less—allowance for loan losses	(3,477,900)	(3,030,700)

Net loans	$298,656,400	$195,594,700

The Bank originates commercial, construction, real estate and installment loans primarily to small to mid-sized businesses, builders and professionals located in Southern California. The amount of collateral obtained, if deemed necessary by the Bank, is determined in accordance with the Bank’ underwriting criteria. Construction loans comprise 27% of total loans at December 31, 2004 and represent a significant concentration of borrowers within one industry. However, the Bank’s strategy has been to diversify the construction loan portfolio and limit the level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. At December 31, 2004, the portfolio remains within the limits established by the Bank. The increases in the construction loan portfolio since December 31, 2003 have occurred primarily in the areas of residential non-owner occupied, residential subdivision under $1.0 million and land development.

An analysis of the activity in the allowance for loan losses for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Balance, beginning of period	$3,030,700	$1,982,900
Recoveries	169,900	132,500
Provision for loan losses	750,000	1,575,000
Charge offs	(472,700)	(659,700)

Balance, end of period	$3,477,900	$3,030,700

Notes to Consolidated Financial Statements—(Continued)

Loans on which the accrual of interest had been discontinued amounted to $2,137,900 at December 31, 2003 and none at December 31, 2004. If interest on those loans had been accrued, such income would have approximated $2,700 for 2003.

The recorded investment in impaired loans and the allowance for loan losses related to loan impairment at December 31, 2004 and 2003 are as follows:

	2004	2003
Principal amount of impaired loans	$1,479,100	$4,003,800
Accrued interest	8,300	5,100
Deferred loan costs	14,000	28,000
Deferred loan fees	(3,800)	(52,700)
Less: allowance	(382,500)	(844,800)

	$1,115,100	$3,139,400

Total cash collected on impaired loans during 2004 was $6,210,600 of which $5,881,500 was credited to the principal balance outstanding on such loans and $329,100 was recognized as interest income. Total cash collected on impaired loans during 2003 was $2,100,900 of which $1,905,100 was credited to the principal balance outstanding on such loans and $195,800 was recognized as interest income. Interest that would have been accrued on impaired loans during 2004 and 2003 was $83,500 and $142,700, respectively. Interest income recognized on impaired loans for 2004 and 2003 was $249,700 and $107,600, respectively. The average balance of impaired loans during 2004 and 2003 was $6,716,600 and $5,393,100, respectively.

5.    Equipment and Leasehold Improvements

The amount of depreciation and amortization included in operating expenses was $421,800 and $330,500 for 2004 and 2003, respectively, and is based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

Equipment and leasehold improvements as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Furniture, fixtures and equipment	$4,477,900	$2,627,500
Leasehold improvements	978,800	554,600

	5,456,700	3,182,100
Less—Accumulated depreciation and amortization	(2,454,800)	(2,033,000)

	$3,001,900	$1,149,100

Notes to Consolidated Financial Statements—(Continued)

6.    Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2004 and 2003 consists of the following:

	2004	2003
Current:
Federal	$2,028,300	$1,634,900
State	624,100	530,500

	2,652,400	2,165,400
Deferred:
Federal	(58,100)	(413,800)
State	22,000	(173,700)

	(36,100)	(587,500)

	$2,616,300	$1,577,900

As a result of the following items, the total provision (benefit) for income taxes for 2004 and 2003 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	2004	2003
Federal income tax at statutory rate	34.0%	34.0%
Changes due to:
State franchise tax, net of federal income tax benefit	5.9	5.0
Other	—	2.7

	39.9%	41.7%

Deferred tax assets and liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets
Allowance for loan losses	$1,269,300	$1,089,800
Other, net	41,400	184,800

	1,310,700	1,274,600
Valuation allowance	—	—

Net deferred tax asset included in other assets	$1,310,700	$1,274,600

Notes to Consolidated Financial Statements—(Continued)

7.    Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, 2004 and 2003 are computed as follows:

2004	Net Earnings	Shares	Per Share Amt
Net Earnings	$3,938,400

Basic earnings per share:
Net earnings	3,938,400
Cash dividends paid or declared on convertible preferred stock	(272,400)
Net earnings available to common shareholders	3,666,000	4,711,764	$0.78
Cash dividends paid or declared on convertible preferred stock	272,400
Effect of conversion of subordinated debentures	105,200	1,127,459
Effect of conversion of options and warrants	—	284,956
Effect of conversion of preferred stock	—	552,792

Diluted earnings per share:
Net earnings available to common shareholders	$4,043,600	6,676,971	$0.61

2003	Net Earnings	Shares	Per Share Amt
Net Earnings	$2,202,500

Basic earnings per share:
Net earnings available to common shareholders	$2,202,500	4,548,653	$0.48
Effect of conversion of subordinated debentures	116,600	1,250,000
Effect of conversion of options and warrants	—	262,698

Diluted earnings per share:
Net earnings available to common shareholders	$2,319,100	6,061,351	$0.38

8.    Employee Benefit Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant or have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. As of December 31, 2004, under the Plan 300,600 shares had been issued, options to purchase 418,500 shares were outstanding, and 80,900 shares remained available for future options.

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 2004 and 2003: average risk-free interest rate of 4.24% and 4.30%, respectively; expected lives ranging from 5 to 10 years for both periods; and the estimated volatility of Company’s stock of 34% and 32%, respectively. The average fair value per share of options granted during 2004 and 2003 was $4.22 and $2.85, respectively.

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Plan as of December 31, 2004 and 2003 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price
December 31, 2004:
Outstanding at beginning of year	368,000	$2.48
Granted	105,500	8.96
Exercised	(50,000)	1.30
Forfeited	(5,000)	7.07

Outstanding at end of year	418,500	4.19

Options exercisable at year-end	240,000	1.56

December 31, 2003:
Outstanding at beginning of year	335,000	$1.43
Granted	84,000	6.29
Exercised	(29,000)	1.57
Forfeited	(22,000)	2.13

Outstanding at end of year	368,000	2.48

Options exercisable at year-end	265,600	1.32

The following information applies to options outstanding at December 31, 2004:

	Exercise price
	$1.00 – $2.00	$2.01 – $2.75	$6.10 – $6.71	$8.50 – $9.90
Number of options outstanding	212,000	26,000	77,000	103,500
Weighted-average exercise price	$1.28	$2.73	$6.30	$8.96
Weighted-average remaining contractual life	3.0 years	6.5 years	6.9 years	9.0 years
Number of options exercisable	208,800	15,800	15,400	—
Weighted average exercise price of options exercisable	$1.26	$2.72	$6.30	—

The Company has an employee retirement savings plan which qualifies as a 401(k) savings plan for federal income tax purposes. The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 4% of each employee’s gross salary (5% beginning January 1, 2005). For the years ended December 31, 2004 and 2003, the Company contributed approximately $174,600 and $137,500, respectively.

9.    Certificates of Deposit

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at December 31, 2004 and 2003 was approximately $53,518,000 and $44,849,600, respectively. Interest expense on such deposits was approximately $815,300 in 2004 and $1,328,500 in 2003.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004, the approximate scheduled maturities of certificates of deposit in denominations of $100,000 or more are as follows:

2005	$17,814,400
2006	21,747,600
2007	11,441,000
2008	2,515,000

Total	$53,518,000

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. Certificates of deposit include amounts arranged through a single intermediary totaling 62.5% and 33.9% of all certificates of deposit at December 31, 2004 and 2003, respectively.

10.    Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Lease Commitments:    The Company entered into noncancelable operating leases relating to its corporate headquarters and Los Angeles county regional office through January 2010, its Orange County regional office through November 2007, its Woodland Hills regional office through February 2012 and its Burbank regional office through September 2009. As of December 31, 2004, the future minimum lease payments under the four leases are as follows:

Year ending December 31:	Minimum Lease Payments
2005	$851,900
2006	863,200
2007	851,800
2008	609,800
2009	569,100
Thereafter	287,000

$4,032,800

Rent expense for the years ended December 31, 2004 and 2003 totaled approximately $921,700 and $575,600, respectively.

Legal Contingencies:    The Company is subject to various claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to any matters existing at December 31, 2004.

Financial Instruments with Off-Balance Sheet Risk:    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Contractual or notional amount
Commitments to extend credit	$148,938,000
Standby letters of credit and financial guarantees written	$3,300,000

Notes to Consolidated Financial Statements—(Continued)

Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit existing at December 31, 2004 will mature at various dates through 2006. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

11.    Parent Company Only Condensed Financial Statements

The condensed parent company financial statements of Bancshares follow:

Condensed Statements of Financial Condition

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
Cash and due from banks	$296	$313
Investments in subsidiaries	35,155	21,189
Other assets	490	362

Total assets	$35,941	$21,864

Liabilities and Shareholders’ Equity:
Other liabilities	$197	$48
Junior guaranteed preferred beneficial interest in the Company’s subordinated debentures	7,217	7,217
Shareholders’ equity	28,527	14,599

Total Liabilities and Shareholders’ Equity	$35,941	$21,864

Notes to Consolidated Financial Statements—(Continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Dividend from Bank	$400	$300
Interest and other expenses	(383)	(363)

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	17	(63)
Income tax benefit	153	144

Income before equity in undistributed earnings of subsidiaries	170	81
Equity in undistributed earnings of subsidiaries	3,768	2,121

Net earnings	$3,938	$2,202

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$3,938	$2,202
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(3,768)	(2,121)
(Increase) in other assets	(128)	(33)
Increase (decrease) in other liabilities	148	(18)

Net cash provided by operating activities	190	30
Cash Flows from Investing Activities:
Investment in subsidiaries	(7,697)	—

Net cash used in investing activities	(7,697)	—

Cash Flows from Financing Activities:
Proceeds from stock options exercised	65	46
Proceeds from sale of preferred stock	7,697	—
Dividend paid on preferred stock	(272)	—

Net cash provided by financing activities	7,490	46

Net increase (decrease) in cash and cash equivalents	(17)	76
Cash and cash equivalents, beginning of period	313	237

Cash and cash equivalents, end of period	$296	$313

Notes to Consolidated Financial Statements—(Continued)

12.    Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,587,600	$19,587,600	$35,839,000	$35,839,000
Time deposits with other financial institutions	5,018,000	5,018,000	4,008,700	4,008,700
Securities held to maturity	72,782,800	72,933,200	36,314,400	36,547,000
Loans held for sale	3,211,200	3,211,200	4,950,100	4,950,100
Loans, net	298,656,400	298,406,800	195,594,700	195,126,500
Accrued interest receivable	1,618,800	1,618,800	928,100	928,100
Financial liabilities:
Deposits	$304,792,900	$304,049,400	$224,713,300	$224,557,000
Accrued interest payable	311,400	311,400	381,500	381,500
FHLB advances	67,000,000	67,011,600	32,000,000	32,000,000
Subordinated debentures	—	—	2,500,000	2,500,000
Junior subordinated debentures	7,217,000	7,217,000	7,217,000	7,217,000

13.    Shareholders’ Equity

At December 31, 2004, there were outstanding warrants to purchase 100,000 shares of the Company’s common stock at a price of $1.05 per share at any time prior to December 31, 2007.

During 2004, Bancshares issued 733,050 shares of a newly created 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) at $10.50 per share for total proceeds of $7.7 million. The Series A Preferred is entitled to noncumulative dividends at a rate of $.735 per share payable semi-annually, has a liquidation preference of $10.50 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series A Preferred converts into one share common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $16.00 per share for 60 consecutive trading days after December 31, 2008. Bancshares has the right to redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

During 2004, the Company’s 8% optional convertible subordinated debentures with an aggregate principal balance of $2,500,000 were converted into 1,250,000 shares of common stock of the Company at the conversion rate of $2.00 per share.

14.    Related Party Transactions

A member of the Company’s board of directors is also a partner of a law firm that provides legal services to the Company. Fees paid to such law firm for the years ended December 31, 2004 and 2003 totaled $7,800 and $21,200, respectively.

Notes to Consolidated Financial Statements—(Continued)

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

An analysis of the activity with respect to loans to related parties for the year ended 2004 is as follows:

	Balances at January 1, 2004	New Loans & Additions	Repayments	Balances at December 31, 2004
Directors and executive officers	$616,800	$677,400	$1,114,000	$180,200

None of these loans are past due, considered impaired or on nonaccrual at December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action does not apply to bank holding companies.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 are as follows:

2004	Actual		For Capital Adequacy Purposes			To Be Well Capitalized
	Amount (000)	Ratio	Amount (000)	Ratio		Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$39,005	11.44%	$27,287	>	= 8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$35,527	10.42%	$13,644	>	= 4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$35,527	9.35%	$15,199	>	= 4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$38,416	11.28%	$27,255	>	= 8.0%	$34,068	>	=10.0%
Tier 1 Capital (to risk-weighted assets)	$34,938	10.26%	$13,626	>	= 4.0%	$20,441	>	= 6.0%
Tier 1 Capital (to average assets)	$34,938	9.19%	$15,199	>	= 4.0%	$18,999	>	= 5.0%

Notes to Consolidated Financial Statements—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 are as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized
2003	Amount (000)	Ratio	Amount (000)	Ratio		Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$26,954	11.84%	$18,210	>	= 8.0%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	$18,252	8.02%	$9,105	>	= 4.0%	N/A		N/A
Tier 1 Capital (to average assets)	$18,252	6.73%	$10,848	>	= 4.0%	N/A		N/A
Bank
Total Capital (to risk-weighted assets)	$26,325	11.58%	$18,192	>	= 8.0%	$22,740	>	= 10.0%
Tier 1 Capital (to risk-weighted assets)	$20,972	9.22%	$9,096	>	= 4.0%	$13,644	>	= 6.0%
Tier 1 Capital (to average assets)	$20,972	7.73%	$10,848	>	= 4.0%	$13,560	>	= 5.0%

The Company has no formal dividend policy for its common shares, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. There are also certain regulatory limitations on the payment of cash dividends by banks.

16.    Debt Arrangements

As of December 31, 2004, the Bank had $67,000,000 in advances from the Federal Home Loan Bank of San Francisco (the “FHLB of San Francisco”). The advances are collateralized by certain qualifying loans with a carrying value of $55,155,300 and investment securities with a carrying value of $56,884,900 that have been pledged to secure the advances at December 31, 2004. The advances mature on various dates during 2005 and 2006 in the amount of $52,000,000 and $15,000,000, respectively. Advances totaling $55,000,000 bear interest at a weighted average fixed rate of 2.32% and advances totaling $12,000,000 bear interest at a rate of the prime lending rate less 2.86% or 2.39% at December 31, 2004. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2004	2003
Maximum balance	$79,000,000	$32,000,000
Average daily balance	$33,054,600	$31,260,300
Weighted average rate paid during the year	2.28%	2.66%
Balance at year-end	$67,000,000	$32,000,000

17.    Junior Subordinated Debentures

In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 5.74% at December 31, 2004). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

Notes to Consolidated Financial Statements—(Continued)

18.    Subsequent Event

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2035, are redeemable at the Company’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (at a current rate of 4.72%). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

During the quarter ended December 31, 2004, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in other factors that could significantly affect those controls.

ITEM 8B.	OTHER INFORMATION

In December 2004 the Company issued 1,225,000 shares of Common Stock upon conversion of $2,450,000 principal amount of the Company’s 8% Optional Convertible Subordinated Debentures. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) as securities exchanged by the issuer with its existing shareholders exclusively where no commission or other remuneration was paid directly or indirectly for soliciting the exchange.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The information under the captions “Election of Directors—Information About the Nominees, and—Board Committees—Audit Committee” and “Other Information—Executive Officers,—Compliance with Section 16(a) Beneficial Ownership Reporting and—Code of Ethics” in our definitive proxy statement for the 2005 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

See attached index to exhibits, which is incorporated herein by reference.

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

ALLIANCE BANCSHARES CALIFORNIA

Dated: March 29, 2005	By:	/s/ CURTIS S. REIS
Curtis S. Reis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title		Date

/s/ CURTIS S. REIS Curtis S. Reis	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ ROBERT H. THOMPSON Robert H. Thompson	Director	March 29, 2005

/s/ LYN S. CARON Lyn S. Caron	Director and Executive Vice President	March 29, 2005

/s/ D. GREGORY SCOTT D. Gregory Scott	Director	March 29, 2005

/s/ MICHAEL L. ABRAMS Michael L. Abrams	Director	March 29, 2005

/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 29, 2005

/s/ ROBERT H. BOTHNER Robert H. Bothner	Director	March 29, 2005

/s/ ANDREW A. TALLEY Andrew A. Talley	Director	March 29, 2005

/s/ DANIEL L. ERICKSON Daniel L. Erickson	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Alliance Bancshares California*

3.2	By-laws of Alliance Bancshares California*

4.1	Specimen common stock certificate*

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and form of incentive stock option agreement and non-qualified stock option agreement, as amended as of April 30, 2003****

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors*

10.3	Form of 8% Optional Convertible Subordinated Debentures**

10.4	Warrants to Purchase 100,000 shares of Common Stock issued to Curtis S. Reis**

10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000**

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002**; Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002***

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002. ***

10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty, LP*****

21.1	List of Subsidiaries

23.1	Consent of McGladrey & Pullen LLP.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, President and Chief Executive Officer of the Company dated March 30, 2004 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 30, 2004 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.
**	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
***	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.
****	Incorporated by reference to Form S-8 filed on June 17, 2003.
*****	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003.