Form 10QSB
period 2005-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2005-05-16
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

5,898,679 shares of Common Stock as of April 30, 2005

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$16,526,600	$10,692,600
Federal funds sold	4,210,000	8,895,000

Total cash and cash equivalents	20,736,600	19,587,600

Time deposits with other financial institutions	5,211,800	5,018,000
Securities held to maturity, fair market value $69,716,600 at March 31, 2005; $72,933,200 at December 31, 2004	70,705,800	72,782,800
Loans held for sale	1,195,000	3,211,200
Loans, net of the allowance for loan losses of $3,877,800 at March 31, 2005; $3,477,900 at December 31, 2004	360,915,900	298,656,400
Equipment and leasehold improvements, net	3,451,000	3,001,900
Accrued interest receivable and other assets	8,767,600	7,578,000

Total assets	$470,983,700	$409,835,900

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$109,471,700	$88,187,000
Interest bearing:
Demand	6,123,700	5,362,200
Savings and money market	170,081,300	146,255,600
Certificates of deposit	94,980,700	64,988,100

Total deposits	380,657,400	304,792,900

Accrued interest payable and other liabilities	2,112,500	2,298,600
Federal funds purchased	4,000,000	—
FHLB advances	37,000,000	67,000,000
Junior subordinated debentures	17,527,000	7,217,000

Total liabilities	441,296,900	381,308,500

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at March 31, 2005 and December 31, 2004	7,697,000	7,697,000
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 5,898,679 shares at March 31, 2005 and 5,867,679 shares at December 31, 2004	6,155,400	6,090,800
Undivided profits	15,834,400	14,739,600

Total shareholders’ equity	29,686,800	28,527,400

Total liabilities and shareholders’ equity	$470,983,700	$409,835,900

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$6,123,800	$3,553,000
Interest on time deposits with other financial institutions	27,900	18,900
Interest on securities held to maturity	697,200	332,900
Interest on federal funds sold	55,800	77,700

Total interest income	6,904,700	3,982,500

Interest Expense:
Interest on deposits	1,537,600	732,300
Interest on FHLB advances	314,900	224,500
Interest on subordinated debentures	—	51,000
Interest on junior subordinated debentures	168,200	82,800

Total interest expense	2,020,700	1,090,600

Net interest income before provision for loan losses	4,884,000	2,891,900
Provision for Loan Losses	375,000	450,000

Net interest income	4,509,000	2,441,900
Non-Interest Income	798,400	932,400
Non-Interest Expense:
Salaries and related benefits	1,682,200	1,252,500
Occupancy and equipment expenses	492,800	313,100
Professional fees	199,100	101,500
Data processing	166,400	143,700
Other operating expense	699,700	553,100

Total non-interest expense	3,240,200	2,363,900

Earnings Before Income Tax Expense	2,067,200	1,010,400
Income tax expense	837,700	405,000

Net Earnings	$1,229,500	$605,400

Earnings per Common Share:
Basic earnings per share	$0.19	$0.13
Diluted earnings per share	$0.18	$0.10

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$1,229,500	$605,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	199,900	71,100
Depreciation and amortization	174,100	88,800
Provision for loan losses	375,000	450,000
Net gains on sales of loans held for sale	(171,000)	(152,000)
Proceeds from sales of loans held for sale	5,839,500	4,224,500
Originations of loans held for sale	(3,652,300)	(2,478,500)
(Increase) in accrued interest receivable and other assets	(879,600)	(528,900)
Decrease in accrued interest payable and other liabilities	(186,100)	(336,200)

Net cash provided by operating activities	2,929,000	1,944,200

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(193,800)	(438,000)
Loans	(62,634,500)	(10,843,200)
Purchase of equipment and leasehold improvements	(623,200)	(152,700)
Purchase of FHLB stock	—	(33,200)
Purchase of securities held to maturity	—	(6,205,100)
Proceeds from maturities of securities held to maturity	1,877,100	4,525,100
Investment in statutory trust	(310,000)	—

Net cash used in investing activities	(61,884,400)	(13,147,100)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	21,284,700	861,700
Interest bearing demand deposits	761,500	753,300
Savings and money market deposits	23,825,700	15,807,600
Certificates of deposit	29,992,600	(10,564,200)
Increase in federal funds purchased	4,000,000	—
Proceeds from issuance of junior subordinated debentures	10,310,000
Payments on FHLB advances	(30,000,000)	—
Proceeds from issuance of preferred stock	—	7,697,000
Proceeds from stock options exercised	64,600	—
Dividends paid on preferred stock	(134,700)	—

Net cash provided by financing activities	60,104,400	14,555,400

Net increase (decrease) in cash and cash equivalents	1,149,000	3,352,500
Cash and cash equivalents, beginning of period	19,587,600	35,839,000

Cash and cash equivalents, end of period	$20,736,600	$39,191,500

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,883,500	$946,900
Income taxes	765,000	560,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2004	733,050	7,697,000	5,867,679	6,090,800	14,739,600	28,527,400
Stock options exercised	—	—	31,000	64,600	—	64,600
Dividends paid on preferred stock	—	—	—	—	(134,700)	(134,700)
Net earnings	—	—	—	—	1,229,500	1,229,500

Balance, March 31, 2005	733,050	$7,697,000	5,898,679	$6,155,400	$15,834,400	$29,686,800

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2004 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has two other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I (the “Trust I”) and Alliance Bancshares California Capital Trust II (the “Trust II”), which it formed in 2002 and 2005, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $527,000 in other assets.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter ended March 31, 2005 were 5,886,301 and for the quarter ended March 31, 2004 were 4,567,679. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter ended March 31, 2005 were 6,887,915 and for the quarter ended March 31, 2004 were 6,130,816.

Basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004 are computed as follows:

Three Months Ended March 31, 2005	Net Earnings	Shares	Per Share Amount
Net earnings	$1,229,500

Basic earnings per share:
Net earnings	$1,229,500
Cash dividends paid on convertible preferred stock	(134,700)

Net earnings available to common shareholders	1,094,800	5,886,301	$0.19
Preferred stock dividend	134,700
Effect of exercise of options and warrants	—	268,564
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,229,500	6,887,915	$0.18

Three Months Ended March 31, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$605,400

Basic earnings per share:
Net earnings available to common shareholders	$605,400	4,567,679	$0.13
Effect of conversion of subordinated debentures	28,900	1,250,000
Effect of exercise of options and warrants	—	305,082
Effect of conversion of preferred stock	—	8,055

Diluted earnings per share:
Net earnings available to common shareholders	$634,300	6,130,816	$0.10

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

	Three Months ended March 31,
	2005	2004
Net earnings, as reported	$1,229,500	$605,400
Less – Cash dividend on non-cumulative preferred stock	(134,700)	—
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(55,600)	(22,300)

Pro forma net earnings	$1,039,200	$583,100

Earnings per share:
Basic:
As reported	$0.19	$0.13
Pro forma	$0.18	$0.13
Diluted:
As reported	$0.18	$0.10
Pro forma	$0.17	$0.10

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year.

2.	Allowance for Loan Losses

See “Changes in Allowance for Loan Losses” below for discussion regarding changes in the Allowance for Loan Losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

References in this report to the “Company,” “we” or “us” refer to Alliance Bancshares California (“Bancshares”) and its consolidated subsidiaries, including Alliance Bank (“Bank”).

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

Overview

We recorded net earnings of $1.2 million ($0.19 basic and $0.18 diluted earnings per share) for the first quarter of 2005 as compared to $0.6 million ($0.13 basic and $0.10 diluted earnings per share) for the first quarter of 2004. The increase in net earnings was primarily due to a $2.0 million increase in net interest income offset by a $0.9 million increase in non-interest expenses.

We continued to grow, with total assets increasing from $409.8 million at December 31, 2004 to $471.0 million at March 31, 2005. Net loans grew from $301.9 million at December 31, 2004 to $362.1 million at March 31, 2005. Deposits grew from $304.8 million at December 31, 2004 to $380.7 million at March 31, 2005. In the first quarter of 2005, Bancshares enhanced shareholders’ equity through the issuance of $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that we formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital (see “Regulatory Capital”).

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2005	2004
Return on average assets (1)	1.12%	0.82%
Return on average shareholders’ equity (1)	15.6%	16.4%
Net yield on average interest earning assets (1)	4.80%	4.18%
Earnings per common share:
Basic earnings per share	$0.19	$0.13
Diluted earnings per share	$0.18	$0.10

(1)	Annualized

RESULTS OF OPERATIONS – Three months ended March 31, 2005 and 2004

Net Interest Income

Net interest income before provision for loan losses increased to $4.9 million for the quarter ended March 31, 2005 from $2.9 million for the quarter ended March 31, 2004. This was due to an increase in interest income of $2.9 million while interest expense increased only $0.9 million. The increase in interest income was due to $135.6 million increase in average interest earning assets as well as a 1.02% increase in the weighted average yield earned on those assets from 5.75% for the quarter ended March 31, 2004 to 6.77% for the quarter ended March 31, 2005. The $0.9 million increase in interest expense was due to a $102.2 million increase in average interest bearing liabilities as well as a 0.53% increase in the weighted average rates paid on those liabilities from 2.09% for the quarter ended March 31, 2004 to 2.62% for the quarter ended March 31, 2005.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s growth through the addition of two new regional offices in 2004, the significant growth in all types of loans and favorable economic conditions. Average loans increased 59.1% to $327.5 million during the first quarter of 2005 from $205.9 million during the first quarter of 2004. Average investment securities increased 95.2% to $71.8 million from $36.8 million primarily in collateralized mortgage obligations and mortgage backed securities as the Company relied more on available borrowings at the FHLB rather than federal funds sold for liquidity needs. Average interest bearing deposits increased 47.3% to $248.3 million during the first quarter of 2005 compared to $168.5 million during the first quarter of 2004.

The weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities increased as a result of increasing market interest rates. During the second half of 2004 and the first quarter of 2005 the Federal Reserve Board increased the federal funds rate seven times totaling 1.75%. This resulted in the weighted average prime rate increasing from 4.00% during the first quarter of 2004 to 5.44% during the first quarter of 2005. Approximately 72% of our loans bear interest at adjustable rates tied to the prime rate.

Our interest rate spread increased from 3.66% during the first quarter of 2004 to 4.14% during the first quarter of 2005, and our net interest margin increased from 4.18% during the first quarter of 2004 to 4.80% during the first quarter of 2005. These increases were due to: i) loans, our highest yielding assets, constituting 79.1% of our average interest earning assets in the first quarter of 2005 compared to 74.0% in the first quarter of 2004; (ii) the fact that interest rates on our transactional accounts (primarily saving and money market accounts) had reached floors during declining market rates prior to 2004, and we were not required to increase rates on these accounts to the same extent as increases in the federal funds and prime rates during the past year; (iii) the average cost of FHLB advances decreasing from 2.82% to 2.56% while average FHLB advances constituted a slightly higher percentage our interest bearing liabilities; and (iv) a $33.5 million increase in net average interest earning assets funded by a $41.4 million increase in average non-interest bearing demand deposits.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2005			2004
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/Paid
Interest earning assets:
Federal funds sold	$8,808,100	$55,800	2.57%	$31,614,900	$77,700	0.99%
Time deposits	5,794,900	27,900	1.95%	4,044,200	18,900	1.88%
Securities	71,778,100	697,200	3.94%	36,766,600	332,900	3.64%
Loans	327,501,500	6,123,800	7.58%	205,905,600	3,553,000	6.94%

Total interest-earning assets	413,882,600	6,904,700	6.77%	278,331,300	3,982,500	5.75%

Non-interest-earning assets	31,433,100			17,552,500

Total assets	$445,315,700			$295,883,800

Interest bearing liabilities:
Interest-bearing demand deposits	$5,326,800	15,700	1.20%	$4,728,300	8,400	0.71%
Savings and money market deposits	159,139,700	876,100	2.23%	105,103,600	420,400	1.61%
Certificates of deposit	83,810,300	645,800	3.13%	58,676,800	303,500	2.08%
FHLB advances	49,938,800	314,900	2.56%	32,000,000	224,500	2.82%
Subordinated debentures	—	—	—	2,500,000	51,000	8.20%
Junior subordinated debentures	14,018,000	168,200	4.87%	7,217,000	82,800	4.61%

Total interest-bearing liabilities	312,233,600	2,020,700	2.62%	210,225,700	1,090,600	2.09%

Non-interest bearing liabilities	101,131,100			70,829,100

Total liabilities	413,364,700			281,054,800
Shareholders’ equity	31,951,000			14,829,000

Total liabilities and shareholders’ equity	$445,315,700			$295,883,800

Net interest income		$4,884,000			$2,891,900

Interest rate spread			4.14%			3.66%
Net interest margin			4.80%			4.18%

Note:	Interest income on loans includes loan fees.

Provision for Loan Losses

We made a $0.4 million provision for the allowance for loan losses (“Allowance”) for the quarter ended March 31, 2005 as compared to a provision of $0.5 million for the comparable period of 2004.

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

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income decreased by 14% for the quarter ended March 31, 2005 as compared to the same period in 2004 primarily due to a $100,000 settlement received from a vendor during the first quarter of 2004.

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

Non-Interest Expense

Salaries and related benefits increased from $1.3 million for the quarter ended March 31, 2004 to $1.7 million for the quarter ended March 31, 2005 or 34%. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company as well as additions of the new San Fernando Valley and Media Center Regional Offices. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2005. At March 31, 2005, the Company employed 81 full-time employees, compared with 61 full-time employees at March 31, 2004.

Occupancy and equipment expenses increased by 57% from the quarter ended March 31, 2004 to the quarter ended March 31, 2005. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley and Media Center Regional Offices.

Other professional fees increased 96%, from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 due to the increase in accounting and auditing expenses.

Data processing expenses increased 16%, from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 consistent with our growth in assets and the number of customers.

FINANCIAL CONDITION

Regulatory Capital

At March 31, 2005, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $37.1 million and $46.3 million, respectively. Our regulatory capital increased since December 31, 2004 as a result of net earnings as well as proceeds from the issuance of $10,310,000 of junior subordinated debentures of which $10 million was down streamed into the Bank. Alliance Bancshares California Capital Trust II, a Delaware business trust, was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. At March 31, 2005, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

March 31, 2005

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$51,092	12.4%	$32,834	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$37,109	9.0%	$16,417	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$37,109	8.4%	$22,266	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$50,143	12.2%	$32,779	>=8.0%	$40,973	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$46,265	10.5%	$16,389	>=4.0%	$24,584	>=6.0%
Tier 1 Capital (to average assets)	$46,265	11.3%	$17,585	>=4.0%	$21,981	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 85% of our funding as a percentage of average total assets during the three months ended March 31, 2005 and 2004.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of March 31, 2005, we had $37.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the three months ended March 31, 2005, we had an average balance of $8.8 million in overnight funds sold representing 3% of total average assets.

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $39.4 million at March 31, 2005 and an average balance of $43.3 million for the first three months of 2005. Approximately 64% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005 increased by $0.7 million as compared to the same period in 2004 primarily due to an increase in the amount of SBA loans sold in the period.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 increased by $48.4 million as compared to the same period in 2004 primarily due to the increase in loans.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 increased by $45.5 million as compared to the same period in 2004 primarily due to a net increase in deposits, fed funds purchased and junior subordinated debentures offset by payments on FHLB advances.

Asset Liability Management

Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Our Asset Liability Committee manages interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities. The principal objective of our asset/liability management is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

March 31, 2005

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$4,210,000	$—	$—	$—	$4,210,000
Time deposits with other financial institutions	1,745,800	1,684,000	1,782,000	—	5,211,800
Securities held to maturity	—	2,025,500	30,203,000	38,477,300	70,705,800
Loans, gross	269,888,700	10,645,000	25,924,000	59,531,000	365,988,700

Total rate-sensitive assets	$275,844,500	$14,354,500	$57,909,000	$98,008,300	$446,116,300

Liabilities:
Interest bearing demand deposits	$6,123,700	$—	$—	$—	$6,123,700
Savings and money market	170,081,300	—	—	—	170,081,300
Certificates of deposit	14,254,000	26,917,000	53,809,700	—	94,980,700
Fed funds sold	4,000,000	—	—	—	4,000,000
FHLB advances	7,000,000	15,000,000	15,000,000	—	37,000,000
Junior subordinated debentures	17,527,000	—	—	—	17,527,000

Total rate sensitive liabilities	$218,986,000	$41,917,000	$68,809,700	$—	$329,712,700

Interval Gaps:
Interest rate sensitivity gap	$56,858,500	($27,562,500)	($10,900,700)	$98,008,300	$116,403,600

Rate sensitive assets to rate sensitive liabilities	126.0%	34.2%	84.2%	N/A	135.3%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$56,858,500	$29,296,000	$18,395,300	$116,403,600	$116,403,600

Rate sensitive assets to rate sensitive liabilities	126.0%	111.2%	105.6%	135.3%	135.3%

% of rate sensitive assets in period	61.8%	65.1%	78.0%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	March 31, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$1,745,800	2.11%	$1,450,000	2.03%
After three months but within one year	1,684,000	2.52%	2,479,000	2.39%
After one year but within five years	1,782,000	3.08%	1,089,000	2.75%

Total time deposits	$5,211,800	2.57%	$5,018,000	2.36%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended March 31, 2005 or 2004.

INVESTMENT SECURITIES

	March 31, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$2,025,500	5.24%	$503,800	6.17%
After one year but within five years	30,203,000	3.57%	31,750,200	3.63%
Collateralized mortgage obligations and mortgage backed securities	38,477,300	4.50%	40,528,800	4.08%

Total investment securities	$70,705,800	4.13%	$72,782,800	3.90%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At March 31, 2005, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	March 31, 2005		December 31, 2004
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$86,271,900	23.5%	$81,115,000	26.7%
Construction loans	110,461,200	30.1	82,152,900	27.1
Real estate loans	153,069,300	41.8	123,851,800	40.8
Other loans	16,661,700	4.6	16,360,600	5.4

	366,464,100	100.0%	303,480,300	100.0%

Less – Deferred loan fees	(1,670,400)		(1,346,000)
Less – Allowance for loan losses	(3,877,800)		(3,477,900)

Net loans	$360,915,900		$298,656,400

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. At March 31, 2005, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2004 have occurred primarily in the area of residential non-owner occupied over $1.0 million, residential subdivision under $1.0 million and residential subdivision over $1.0 million.

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

NON-PERFORMING ASSETS

	March 31, 2005	December 31, 2004
Non-accrual loans	$—	$—
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	580,400	637,800
Other real estate owned	—	—

Balance at end of period	$580,400	$637,800

Nonperforming assets remained relatively unchanged from December 31, 2004 to March 31, 2005. The troubled debt restructuring loan at both dates represents a commercial line of credit secured by all of the borrower’s assets. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

Cash collections on non-performing loans totaled $70,000 during the three months ended March 31, 2005 of which $57,400 was applied to principal and $12,600 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. There were no non-accrual loans during the quarter ended March 31, 2005. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for the three month periods ended March 31, 2004.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At March 31, 2005 and December 31, 2004, we had classified $10.1 million and $5.4 million, respectively, of our loans as impaired for which a $0.5 million reserve and $0.1 million reserve, respectively, were assigned. In the three months ended March 31, 2005, we collected $3.4 million on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$3,477,900	$3,030,700
Charge-offs	—	(440,900)
Recoveries	24,900	24,000

Net charge-offs	24,900	(416,900)
Additional provisions	375,000	450,000

Balance at end of period	$3,877,800	$3,063,800

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2005, we had undisbursed loan commitments of $152.7 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2005, we had outstanding standby letters of credit with a potential $4.1 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

Deposits

Total deposits increased from $304.8 million at December 31, 2004 to $380.7 million at March 31, 2005. This increase was primarily due to a $21.3 million increase in noninterest bearing demand deposits, a $23.8 million increase in savings and money market deposits and a $30.0 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity. In addition, through our money desk, we obtained $28.4 million of additional certificates of deposit to fund our loan growth.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	March 31, 2005		December 31, 2004
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$302,469,300	79.5%	$254,481,300	83.5%
Money desk	38,168,100	10.0	9,719,200	3.2
Brokered	40,020,000	10.5	40,592,400	13.3

Total	$380,657,400	100.0%	$304,792,900	100.0%

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $39.4 million at March 31, 2005 and an average balance of $43.3 million for the first three months of 2004. Approximately 64% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2005, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from one to two years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Borrowed Funds

At March 31, 2005, we had $37.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $55.2 million and investment securities with a carrying value of $54.9 million. The advances mature on various dates from 2005 through 2010. Advances totaling $15.0 million bear interest at a weighted average fixed rate of 2.53% and advances totaling $22.0 million bear interest at a rate of the prime lending rate less an average of 2.81% (the borrowing rate was 2.94% at March 31, 2005). Interest is payable quarterly or semi-annually with principal and any accrued interest due at maturity.

In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 6.24% at March 31, 2005).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2035, are redeemable at the Company’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 4.81% at March 31, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.

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

We establish allowances for loan losses against each segment of our loan portfolio. At March 31, 2005, our allowance for loan losses equaled 1.1% of loans. Although we believed that we had established adequate allowances for loan losses as of March 31, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At March 31, 2005, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At March 31, 2005, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $64.9 million, representing 17.7% of our loan portfolio, and additional commitments for these projects in the amount of $68.0 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One individual controls a number of entities which have deposit accounts with us. These accounts had a balance of $39.4 million at March 31, 2005 and an average balance of $43.3 million for 2004. Most of these deposits can be withdrawn upon demand without penalty. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

ITEM 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

10.11a	Indenture dated February 18, 2005

10.11b	Guarantee Agreement dated February 18, 2005

10.11c	Amended and Restated Declaration of Trust dated February 18, 2005

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, President and Chief Executive Officer of the Company dated May 16, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 16, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2005	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson Executive Vice President and Chief Financial Officer