Form 10QSB
period 2005-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2005-08-15
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

6,028,679 shares of Common Stock as of July 31, 2005

Transitional Small Business Disclosure Format:    YES ☐    NO ☒

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$12,520,800	$10,692,600
Federal funds sold	6,755,000	8,895,000

Total cash and cash equivalents	19,275,800	19,587,600

Time deposits with other financial institutions	5,080,400	5,018,000
Securities held to maturity, fair market value $67,157,500 at June 30, 2005; $72,933,200 at December 31, 2004	67,827,500	72,782,800
Loans held for sale	3,034,300	3,211,200
Loans, net of the allowance for loan losses of $4,517,900 at June 30, 2005; $3,477,900 at December 31, 2004	430,028,100	298,656,400
Equipment and leasehold improvements, net	3,814,200	3,001,900
Accrued interest receivable and other assets	9,251,500	7,578,000

Total assets	$538,311,800	$409,835,900

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$115,172,200	$88,187,000
Interest bearing:
Demand	5,795,600	5,362,200
Savings and money market	164,434,200	146,255,600
Certificates of deposit	144,358,000	64,988,100

Total deposits	429,760,000	304,792,900

Accrued interest payable and other liabilities	3,065,700	2,298,600
Federal funds purchased	5,000,000	—
FHLB advances	52,000,000	67,000,000
Junior subordinated debentures	17,527,000	7,217,000

Total liabilities	507,352,700	381,308,500

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at June 30, 2005 and December 31, 2004	7,697,000	7,697,000
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 6,028,679 shares at June 30, 2005 and 5,867,679 shares at December 31, 2004	6,295,500	6,090,800
Undivided profits	16,966,600	14,739,600

Total shareholders’ equity	30,959,100	28,527,400

Total liabilities and shareholders’ equity	$538,311,800	$409,835,900

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$7,558,100	$3,844,800	$13,681,900	$7,397,800
Interest on time deposits with other financial institutions	31,300	18,300	59,200	37,200
Interest on securities held to maturity	682,500	386,900	1,379,700	719,800
Interest on federal funds sold	52,400	57,600	108,200	135,300

Total interest income	8,324,300	4,307,600	15,229,000	8,290,100

Interest expense:
Interest on deposits	1,993,200	750,500	3,530,800	1,482,800
Interest on FHLB advances	404,400	224,400	719,300	448,900
Interest on federal funds purchased	1,800	—	1,800	—
Interest on subordinated debentures	—	51,000	—	102,000
Interest on trust preferred securities	241,300	82,000	409,500	164,800

Total interest expense	2,640,700	1,107,900	4,661,400	2,198,500

Net interest income	5,683,600	3,199,700	10,567,600	6,091,600
Provision for loan losses	602,000	—	977,000	450,000

Net interest income after provision for loan losses	5,081,600	3,199,700	9,590,600	5,641,600
Non-interest income:
Service charges and fees	214,200	245,700	435,700	529,100
Net gains on sales of loans held for sale	127,000	100,900	298,000	252,900
Broker fees on loans	71,900	135,800	370,900	409,600
Other non-interest income	167,400	67,200	274,300	290,400

Total non-interest income	580,500	549,600	1,378,900	1,482,000

Non-interest expenses:
Salaries and related benefits	1,801,700	1,295,500	3,483,900	2,548,000
Occupancy and equipment expenses	556,900	335,800	1,049,700	648,900
Professional fees	261,200	169,400	460,300	278,100
Data processing	194,400	148,300	360,800	286,600
Other operating expenses	610,000	561,300	1,309,700	1,112,600

Total non-interest expense	3,424,200	2,510,300	6,664,400	4,874,200

Earnings before income tax expense	2,237,900	1,239,000	4,305,100	2,249,400
Income tax expense	836,300	493,000	1,674,000	898,000

Net earnings	$1,401,600	$746,000	$2,631,100	$1,351,400

Earnings per common share:
Basic earnings per share	$0.19	$0.16	$0.38	$0.29
Diluted earnings per share	$0.19	$0.11	$0.38	$0.22

The accompanying notes are an integral part of these statements

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$2,631,100	$1,351,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	396,600	157,700
Depreciation and amortization	363,600	186,200
Provision for loan losses	977,000	450,000
Net gains on sales of loans held for sale	(298,000)	(252,900)
Proceeds from sales of loans held for sale	7,943,600	6,893,000
Originations of loans held for sale	(7,468,700)	(5,800,700)
(Increase) in accrued interest receivable and other assets	(1,128,500)	(469,300)
Increase in accrued interest payable and other liabilities	767,100	620,600

Net cash provided by operating activities	4,183,800	3,136,000

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(62,400)	(1,141,000)
Loans	(132,348,700)	(29,935,600)
Purchase of equipment and leasehold improvements	(1,175,900)	(664,000)
Purchase of FHLB stock	(235,000)	(33,200)
Purchase of securities held to maturity	—	(33,995,900)
Proceeds from maturities of securities held to maturity	4,558,700	9,430,100
Investment in statutory trust	(310,000)	—

Net cash used in investing activities	(129,573,300)	(56,339,600)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	26,985,200	29,371,900
Interest bearing demand deposits	433,400	(381,000)
Savings and money market deposits	18,178,600	35,631,000
Certificates of deposit	79,369,900	(11,473,800)
Increase in federal funds purchased	5,000,000	—
Proceeds from issuance of junior subordinated debentures	10,310,000
Payments on FHLB advances	(15,000,000)	—
Proceeds from issuance of preferred stock	—	7,697,000
Proceeds from stock options exercised	204,700	40,000
Dividends paid or declared on preferred stock	(404,100)	—

Net cash provided by financing activities	125,077,700	60,885,100

Net increase (decrease) in cash and cash equivalents	(311,800)	7,681,500
Cash and cash equivalents, beginning of period	19,587,600	35,839,000

Cash and cash equivalents, end of period	$19,275,800	$43,520,500

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,240,000	$1,944,400
Income taxes	1,875,000	560,000
Supplemental disclosure of non-cash transactions
Non-cash financing activities:
Reduction in subordinated debentures in exchange for 25,000 shares of common stock	—	50,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2005

	Preferred Stock		Common Stock		Undivided Profits	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2004	733,050	$7,697,000	5,867,679	$6,090,800	$14,739,600	$28,527,400
Stock options and warrants exercised	—	—	161,000	204,700	—	204,700
Dividends paid or declared on preferred stock	—	—	—	—	(404,100)	(404,100)
Net earnings	—	—	—	—	2,631,100	2,631,100

Balance, June 30, 2005	733,050	$7,697,000	6,028,679	$6,295,500	$16,966,600	$30,959,100

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements of Alliance Bancshares California and its consolidated subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2004 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary, Alliance Bank (the “Bank”), and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California—chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has two other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I (the “Trust I”) and Alliance Bancshares California Capital Trust II (the “Trust II”), which it formed in 2002 and 2005, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $527,000 in other assets.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the three and six months ended June 30, 2005 were 5,915,272 and 5,900,867, respectively, and for the three and six months ended June 30, 2004 were 4,606,470 and 4,587,075, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the three and six months ended June 30, 2005 were 6,851,903 and 6,869,810, respectively, and for the three and six months ended June 30, 2004 were 6,853,255 and 6,492,015.

Basic and diluted earnings per share for the quarters ended June 30, 2005 and 2004 are computed as follows:

Three Months Ended June 30, 2005	Net Earnings	Shares	Per Share Amount
Net earnings	$1,401,600

Basic earnings per share:
Net earnings	$1,401,600
Cash dividends paid on convertible preferred stock	(269,400)

Net earnings available to common shareholders	1,132,200	5,915,272	$0.19
Preferred stock dividend	269,400
Effect of exercise of options	—	203,581
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,401,600	6,851,903	$0.19

Since the diluted earnings per share calculation is antidilutive, the basis earnings per share amount is used for diluted earnings per share.

Three Months Ended June 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$746,000

Basic earnings per share:
Net earnings available to common shareholders	$746,000	4,606,470	$0.16
Effect of conversion of subordinated debentures	28,900	1,225,000
Effect of exercise of options and warrants	—	288,735
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$774,900	6,853,255	$0.11

Basic and diluted earnings per share for the six months ended June 30, 2005 and 2004 are computed as follows:

Six Months Ended June 30, 2005	Net Earnings	Shares	Per Share Amount
Net earnings	$2,631,100

Basic earnings per share:
Net earnings	$2,631,100
Cash dividends paid on convertible preferred stock	(404,100)

Net earnings available to common shareholders	2,227,000	5,900,867	$0.38
Preferred stock dividend	404,100
Effect of exercise of options and warrants	—	235,893
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$2,631,100	6,869,810	$0.38

Six Months Ended June 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$1,351,400

Basic earnings per share:
Net earnings available to common shareholders	$1,341,400	4,587,075	$0.29
Effect of conversion of subordinated debentures	57,800	1,237,500
Effect of exercise of options and warrants	—	296,888
Effect of conversion of preferred stock	—	370,552

Diluted earnings per share:
Net earnings available to common shareholders	$1,409,200	6,492,015	$0.22

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$1,401,600	$746,000	$2,631,100	$1,351,400
Less – Cash dividend on non-cumulative preferred stock	(269,400)	—	(404,100)	—
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(45,400)	(18,600)	(90,800)	(37,100)

Pro forma net earnings	$1,086,800	$701,700	$2,136,200	$1,314,300

Earnings per share:
Basic:
As reported	$0.19	$0.16	$0.38	$0.29
Pro forma	$0.18	$0.16	$0.36	$0.29
Diluted:
As reported	$0.19	$0.11	$0.38	$0.22
Pro forma	$0.18	$0.11	$0.36	$0.20

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “Plan A”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The Plan A provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. The Company’s 2005 Equity Incentive Plan (the “Plan B”), which was adopted at the Company’s Annual Shareholders’ meeting on May 27, 2005, provides for the granting of up to 450,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options, restricted stock and/or stock appreciation rights. The Plan B provides that each option or stock appreciation right must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). The Plan B also provides that the sales price of restricted stock may not be less than the fair market value of such stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the balance sheet at their fair values with a corresponding charge to expense. Pro forma disclosure will no longer be an alternative. Statement 123(R) was initially to be adopted no later than the beginning of the first interim period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission (SEC) announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R). The SEC would require that registrants that are small business issuers adopt Statement 123 (R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of FASB Statement No. 123(R) will have a material impact on our financial statements.

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections.” FASB No. 154 is a replacement of APB No. 20 and FASB No. 3. SASB No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FASB No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FASB No. 154. FASB No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.

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

Overview

We recorded net earnings of $1.4 million ($0.19 basic and diluted earnings per share) for the second quarter of 2005 as compared to $0.7 million ($0.16 basic and $0.11 diluted earnings per share) for the second quarter of 2004. The increase in net earnings was primarily due to a $2.5 million increase in net interest income offset by a $0.9 million increase non-interest expenses and a $0.6 million increase in the provision for loan losses.

For the six months ended June 30, 2005, we generated net earnings of $2.6 million ($0.38 basic and diluted earnings per share) as compared to $1.4 million ($0.29 basic and $0.22 diluted earnings per share) for the same period of 2004. The improvement in earnings in 2005 was due primarily to a $4.5 million increase in net interest income offset by a $1.8 million increase non-interest expenses and a $0.5 million increase in the provision for loan losses.

We continued to grow, with total assets increasing from $409.8 million at December 31, 2004 to $538.3 million at June 30, 2005. Net loans grew from $301.9 million at December 31, 2004 to $433.1 million at June 30, 2005. Deposits grew from $304.8 million at December 31, 2004 to $429.8 million at June 30, 2005. In the second quarter of 2005, Bancshares enhanced shareholders’ equity through the issuance of $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that we formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital (see “Regulatory Capital”).

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Return on average assets (1)	1.13%	0.94%	1.13%	0.88%
Return on average shareholders’ equity (1)	17.87%	12.96%	17.56%	14.31%
Net yield on average interest earning assets (1)	4.82%	4.31%	4.81%	4.25%
Earnings per common share:
Basic earnings per share	$0.19	$0.16	$0.38	$0.29
Diluted earnings per share	$0.19	$0.11	$0.38	$0.22

(1)	Annualized

RESULTS OF OPERATIONS – Three and six months ended June 30, 2005 and 2004

Net Interest Income

We recorded interest income of $8.3 million and $15.2 million, respectively, for the three and six months ended June 30, 2005 as compared to $4.3 million and $8.3 million, respectively, for the three and six months ended June 30, 2004. Interest expense totaled $2.6 million and $4.7 million, respectively, for the three and six months ended June 30, 2005 as compared to $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2004. The increase in interest income was due to $174.5 million and $155.0 million, respectively, increase in average interest earning assets as well as a 1.25% and 1.15%, respectively, increase in the weighted average yield earned on those assets from 5.81% and 5.78%, respectively, for the three and six months ended June 30, 2004 to 7.06% and 6.93%, respectively, for the three and six months ended June 30, 2005. The increase in interest expense was due to a $137.6 million and $119.8 million, respectively, increase in average interest bearing liabilities as well as a 0.93% and 0.75%, respectively, increase in the weighted average rates paid on those liabilities from 2.07% and 2.08%, respectively, for the three and six months ended June 30, 2004 to 3.00% and 2.83%, respectively, for the three and six months ended June 30, 2005.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s growth through the addition of two new regional offices in 2004, the significant growth in all types of loans and favorable economic conditions. Average loans increased 73.4% and 66.6%, respectively, to $390.9 million and $359.2 million, respectively, during the three and six months of 2005 from $225.4 million and $215.6 million, respectively, during the three and six months of 2004. Average investment securities increased 55.0% and 70.5%, respectively, to $69.3 million and $70.5 million, respectively, from $44.7 million and 40.7 million, respectively, primarily in collateralized mortgage obligations and mortgage backed securities as the Company relied more on available borrowings at the Federal Home Loan Bank (“FHLB”) rather than federal funds sold for liquidity needs. Average interest bearing deposits increased 63.6% and 55.5%, respectively, to $283.3 million and $265.8 million, respectively, during the three and six months of 2005 compared to $173.2 million and $170.9 million, respectively, during the three and six months of 2004.

The weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities increased as a result of increasing market interest rates. During the second half of 2004 and the first half of 2005, the Federal Reserve Board increased the prime lending rate six times totaling 2.25%. This resulted in the weighted average prime rate increasing from 4.00% during the first six months of 2004 to 5.91% and 5.68%, respectively, during the three and six months of 2005. Approximately 75% of our loans bear interest at adjustable rates tied to the prime rate.

Our interest rate spread increased from 3.74% during the second quarter 2004 to 4.06% during the second quarter 2005, and our net interest margin increased from 4.31% during the second quarter of 2004 to 4.82% during the second quarter 2005. These increases were due to: (i) loans, our highest yielding assets, constituting 80.6% of our average interest earning assets in the second quarter of 2005 compared to 75.5% in the second quarter of 2004; (ii) the average yield on federal funds sold increasing from 1.01% during the second quarter of 2004 to 2.92% during the second quarter of 2005 due to the increase in Federal Reserve Board rates noted above; and (iii) a $36.9 million increase in net average interest earning assets funded by a $31.5 million increase in average non-interest bearing demand deposits.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended June 30,
	2005			2004
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)
Interest earning assets:
Federal funds sold	$7,187,300	$52,400	2.92%	$23,002,700	$57,600	1.01%
Time deposits	5,432,200	31,300	2.31%	5,233,700	18,300	1.41%
Securities	69,300,200	682,500	3.95%	44,712,200	386,900	3.48%
Loans	390,863,200	7,558,100	7.76%	225,365,700	3,844,800	6.86%

Total interest-earning assets	472,782,900	8,324,300	7.06%	298,314,300	4,307,600	5.81%

Non-interest-earning assets	24,137,900			20,565,900

Total assets	$496,920,800			$318,880,200

Interest bearing liabilities:
Interest-bearing demand deposits	$5,904,300	17,600	1.20%	$4,493,300	7,900	0.71%
Savings and money market deposits	166,532,400	1,021,000	2.46%	113,040,600	459,800	1.64%
Certificates of deposit	110,814,200	954,600	3.46%	55,695,200	282,800	2.04%
Federal funds purchased	233,300	1,800	3.09%	—	—	—
FHLB advances	51,495,500	404,400	3.15%	32,000,000	224,400	2.82%
Subordinated debentures	—	—	—	2,483,000	51,000	8.26%
Junior subordinated debentures	17,527,000	241,300	5.52%	7,217,000	82,000	4.57%

Total interest-bearing liabilities	352,506,700	2,640,700	3.00%	214,929,100	1,107,900	2.07%

Non-interest bearing liabilities	112,948,100			80,808,400

Total liabilities	465,454,800			295,737,500
Shareholders’ equity	31,466,000			23,142,700

Total liabilities and shareholders’ equity	$496,920,800			$318,880,200

Net interest income		$5,683,600			$3,199,700

Interest rate spread			4.06%			3.74%
Net interest margin			4.82%			4.31%

(1)	Annualized.

Note: Interest income on loans includes loan fees.

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)
Interest earning assets:
Federal funds sold	$7,997,700	$108,200	2.73%	$27,308,800	$135,300	1.00%
Time deposits	5,613,500	59,200	2.13%	4,639,000	37,200	1.61%
Securities	70,539,200	1,379,700	3.94%	40,739,400	719,800	3.55%
Loans	359,182,300	13,681,900	7.68%	215,635,600	7,397,800	6.90%

Total interest-earning assets	443,332,700	15,229,000	6.93%	288,322,800	8,290,100	5.78%

Non-interest-earning assets	26,334,500			19,059,200

Total assets	$469,667,200			$307,382,000

Interest bearing liabilities:
Interest-bearing demand deposits	$5,615,500	33,300	1.20%	$4,610,800	16,300	0.71%
Savings and money market deposits	162,836,000	1,897,100	2.35%	109,072,300	880,200	1.62%
Certificates of deposit	97,312,200	1,600,400	3.32%	57,185,900	586,300	2.06%
Federal funds purchased	138,200	1,800	2.63%	—	—	—
FHLB advances	50,695,700	719,300	2.86%	32,000,000	448,900	2.82%
Subordinated debentures	—	—	—	2,491,500	102,000	8.23%
Junior subordinated debentures	15,808,700	409,500	5.22%	7,217,000	164,800	4.59%

Total interest-bearing liabilities	332,406,300	4,661,400	2.83%	212,577,500	2,198,500	2.08%

Non-interest bearing liabilities	107,039,600			75,818,700

Total liabilities	439,445,900			288,396,200
Shareholders’ equity	30,221,300			18,985,800

Total liabilities and shareholders’ equity	$469,667,200			$307,382,000

Net interest income		$10,567,600			$6,091,600

Interest rate spread			4.10%			3.70%
Net interest margin			4.81%			4.25%

(1)	Annualized.

Note: Interest income on loans includes loan fees.

Provision for Loan Losses

We made a $0.6 million provision for loan losses for the quarter ended June 30, 2005 as compared to none for the comparable period of 2004. We made a provision of $1.0 million to the allowance for loan losses (Allowance) for the six months ended June 30, 2005 as compared to $0.5 million for 2004 primarily due to the $4.7 million increase in impaired loans and the 44.0 % increase in outstanding loans.

We assess the adequacy of the Allowance each calendar quarter. Classified loans (loans assigned point values of 7 – 10) are assigned specific reserve based on the collateral value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by also examining actual loss history for each type of loan, then adjusting that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased by 6% for the quarter ended June 30, 2005 as compared to the same period in 2004 primarily due to the increase in broker fees on loans. Non-interest income decreased by 7% for the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to the decrease in service charges and fees.

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

Non-Interest Expense

Salary and related benefits increased by 39% and 37%, respectively, from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company as well as additions of the new San Fernando Valley and Media District Regional Offices. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2005. At June 30, 2005, the Company employed 84 full-time employees, compared with 63 full-time employees at June 30, 2004.

Occupancy and equipment expenses increased by 66% and 62%, respectively, from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley and Media District Regional Offices.

Other professional fees increased 54% and 66%, respectively, from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 due to the increase in accounting and auditing expenses.

Data processing expenses increased 31% and 26%, respectively, from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 consistent with our growth in assets and the number of customers.

FINANCIAL CONDITION

Regulatory Capital

At June 30, 2005, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $41.2 million and $47.8 million, respectively. Our regulatory capital increased since December 31, 2004 as a result of net earnings as well as proceeds from the issuance of $10,310,000 of junior subordinated debentures of which $10 million was down streamed into the Bank. Alliance Bancshares California Capital Trust II, a Delaware business trust, was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. At June 30, 2005, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

June 30, 2005

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$53,004	11.4%	$38,093	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$41,176	8.6%	$19,046	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$41,176	8.3%	$19,877	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$52,340	11.0%	$38,036	>=8.0%	$47,545	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$47,822	10.1%	$19,018	>=4.0%	$28,527	>=6.0%
Tier 1 Capital (to average assets)	$42,822	9.7%	$19,801	>=4.0%	$24,752	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low cost source of funds has, along with shareholders’ equity, provided 86% and 81%, respectively, of our funding as a percentage of average total assets during the six months ended June 30, 2005 and December 31, 2004.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rates and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of June 30, 2005, we had $52.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the six months ended June 30, 2005, we had an average balance of $8.0 million in overnight funds sold representing 2% of total average assets.

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $38.0 million at June 30, 2005 and an average balance of $39.1 million for the first six months of 2005. Approximately 67% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 increased by $1.0 million as compared to the same period in 2004 primarily due to the increase in net earnings.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005 increased by $73.2 million as compared to the same period in 2004 primarily due to the net increase in loans.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2005 increased by $64.2 million as compared to the same period in 2004 primarily due to a net increase in deposits, fed funds purchased and junior subordinated debentures offset by payments on FHLB advances.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

June 30, 2005

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$6,755,000	$—	$—	$—	$6,755,000
Time deposits with other financial institutions	2,109,400	2,971,000	—	—	5,080,400
Securities held to maturity	—	2,016,900	29,184,900	36,625,700	67,827,500
Loans, gross	317,263,300	24,604,000	64,753,000	30,960,000	437,580,300

Total rate-sensitive assets	326,127,700	29,591,900	93,937,900	67,585,700	517,243,200

Liabilities:
Interest bearing demand deposits	$5,795,600	$—	$—	$—	$5,795,600
Savings and money market	164,434,200	—	—	—	164,434,200
Certificates of deposit	15,937,700	51,652,000	76,768,300	—	144,358,000
Fed funds purchased	5,000,000	—	—	—	5,000,000
FHLB advances	12,000,000	15,000,000	15,000,000	10,000,000	52,000,000
Junior subordinated debentures	17,527,000	—	—	—	17,527,000

Total rate sensitive liabilities	220,694,500	66,652,000	91,768,300	10,000,000	389,114,800

Interval Gaps:
Interest rate sensitivity gap	$105,433,200	($37,060,100)	$2,169,600	$57,585,700	$128,128,400

Rate sensitive assets to rate sensitive liabilities	147.8%	44.4%	102.4%	675.9%	132.9%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$105,433,200	$68,373,100	$70,542,700	$128,128,400	$128,128,400

Rate sensitive assets to rate sensitive liabilities	147.8%	123.8%	118.6%	132.9%	132.9%

% of rate sensitive assets in period	63.1%	68.8%	86.9%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	June 30, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$2,109,400	2.35%	$1,450,000	2.03%
After three months but within one year	2,971,000	3.22%	2,479,000	2.39%
After one year but within five years	—	—	1,089,000	2.75%

Total time deposits	$5,080,400	2.86%	$5,018,000	2.36%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the six months ended June 30, 2005 or 2004.

INVESTMENT SECURITIES

	June 30, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$2,016,900	5.24%	$503,800	6.17%
After one year but within five years	29,184,900	3.52%	31,750,200	3.63%
Collateralized mortgage obligations and mortgage backed securities	36,625,700	4.10%	40,528,800	4.08%

Total investment securities	$67,827,500	3.88%	$72,782,800	3.90%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2005, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	June 30, 2005		December 31, 2004
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$98,638,100	22.6%	$81,115,000	26.7%
Construction loans	127,972,800	29.3	82,152,900	27.1
Real estate loans	187,635,100	43.0	123,851,800	40.8
Other loans	22,145,300	5.1	16,360,600	5.4

	436,391,300	100.0%	303,480,300	100.0%

Less – Deferred loan fees	(1,845,300)		(1,346,000)
Less – Allowance for loan losses	(4,517,900)		(3,477,900)

Net loans	$430,028,100		$298,656,400

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. At June 30, 2005, our portfolio remains within the limits established by the Company. The increases in the construction loan portfolio since December 31, 2004 have occurred primarily in the area of residential subdivision under $1.0 million, residential subdivision over $1.0 million, residential owner-occupied and land development.

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

NON-PERFORMING ASSETS

	June 30, 2005	December 31, 2004
Non-accrual loans	$—	$—
Accruing loans past due 90 days or more	3,306,800	—
Troubled debt restructuring	552,400	637,800
Other real estate owned	—	—

Balance at end of period	$3,859,200	$637,800

Nonperforming assets increased from $0.6 million at December 31, 2004 to $3,859,200 at June 30, 2005. The loan past due 90 days or more and still accruing interest is a real estate construction loan which is well secured by land and no loss is expected. The troubled debt restructuring loan at both dates represents a commercial line of credit secured by all of the borrower’s assets. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

Cash collections on non-performing loans totaled $110,000 during the six months ended June 30, 2005 of which $89,600 was applied to principal and $20,400 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $194,200 for the six months ended June 30, 2005. Interest income not recognized on non-accrual loans reduced the net yield on earning assets by 0.2% for the three month period ended June 30, 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At June 30, 2005 and December 31, 2004, we had classified $9.1 million and $5.4 million, respectively, of our loans as impaired for which a $0.3 million reserve and $0.1 million reserve, respectively, were assigned. In the six months ended June 30, 2005, we collected $4.8 million on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six months ended June 30,
	2005	2004
Balance at beginning of period	$3,477,900	$3,030,700
Charge—offs	—	(444,300)
Recoveries	24,900	36,400

Net charge—offs	24,900	(407,900)
Additional provisions	977,000	450,000
Other additions	38,100	—

Balance at end of period	$4,517,900	$3,072,800

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2005, we had undisbursed loan commitments of $191.8 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2005, we had outstanding standby letters of credit with a potential $3.0 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

Deposits

Total deposits increased from $304.8 million at December 31, 2004 to $429.8 million at June 30, 2005. This increase was primarily due to a $27.0 million increase in noninterest bearing demand deposits, an $18.2 million increase in savings and money market deposits and a $79.4 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity. In addition, we obtained $53.3 million of additional certificates of deposit through our money desk and $13.7 million of additional certificates of deposit through brokers.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	June 30, 2005		December 31, 2004
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$312,420,500	72.7%	$254,481,300	83.5%
Money desk	62,996,500	14.7	9,719,200	3.2
Brokered	54,343,000	12.6	40,592,400	13.3

Total	$429,760,000	100.0%	$304,792,900	100.0%

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $38.0 million at June 30, 2005 and an average balance of $39.1 million for the first six months of 2005. Approximately 67% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2005, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from one to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

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

Borrowed Funds

At June 30, 2005, we had $52.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $95.3 million and investment securities with a carrying value of $53.6 million. The advances mature on various dates from 2005 through 2010. Advances totaling $30.0 million bear interest at a weighted average fixed rate of 3.15%. Advances totaling $22.0 million bear interest at a rate of the prime lending rate less an average of 2.81% (the borrowing rate was 3.44% at June 30, 2005). Interest is payable quarterly or semi-annually with principal and any accrued interest due at maturity.

In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three month LIBOR rate plus 3.45% (the rate was 6.72% at June 30, 2005).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2035, are redeemable at the Company’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three month LIBOR rate plus 1.90% (the rate was 5.03% at June 30, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.

At June 30, 2005, we had an unsecured, overnight $5.0 million advance from a correspondent bank bearing interest at the rate of 3.75%.

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

We establish allowances for loan losses against each segment of our loan portfolio. At June 30, 2005, our allowance for loan losses equaled 1.04% of loans. Although we believed that we had established adequate allowances for loan losses as of June 30, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At June 30, 2005, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At June 30, 2005, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $71.6 million, representing 13.4% of our loan portfolio, and additional commitments for these projects in the amount of $73.2 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Our business is heavily regulated.

Both Bancshares, as a bank holding company, and Bank, as a California chartered FDIC insured bank, are subject to significant governmental supervision, regulation and legislation, which is intended primarily to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy, and are not intended to protect bank and bank holding company shareholders. Statutes, regulations and regulatory policies affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot assure you that future changes in applicable statutes, regulations, legislation and policies or in their interpretation will not materially adversely affect our business.

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

One individual controls a number of entities which have deposit accounts with us. These accounts had a balance of $38.0 million at June 30, 2005 and an average balance of $39.1 million for the first six months of 2005. Most of these deposits can be withdrawn upon demand without penalty. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the deposits in the accounts, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

ITEM 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 27, 2005. Set forth below are the matters voted on by shareholders at the Annual Meeting and the results of the voting.

(1) Election of Directors. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee Director	For	Withheld
Michael L. Abrams	4,996,460	56,403
Robert H. Bothner	5,035,460	17,403
Lyn S. Caron	5,046,460	6,403
Willie D. Davis	4,996,460	56,403
Curtis S. Reis	5,046,460	6,403
D. Gregory Scott	5,046,460	6,403
Andrew A. Talley	5,046,460	6,403
Robert H. Thompson	5,046,460	6,403

(2) 2005 Equity Incentive Plan. Approving the 2005 Equity Incentive Plan:

Votes Cast		Shares Abstaining
For	Against
3,412,085	155,726	69,803

(3) Ratification of Independent Public Accountants. The shareholders ratified the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for fiscal 2005 by the following vote:

Votes Cast		Shares Abstaining
For	Against
5,039,179	4,800	8,884

ITEM 6.	EXHIBITS

10.12	2005 Equity Incentive Plan, incorporated by reference from Registration Statement on Form S-8 (File number 333-126894)

10.13	Form of Incentive Stock Option Agreement, incorporated by reference from Registration Statement on Form S-8 (File number 333-126894)

10.14	Form of Non-qualified Stock Option Agreement, incorporated by reference from Registration Statement on Form S-8 (File number 333-126894)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, President and Chief Executive Officer of the Company dated August 15, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 15, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2005	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and
Chief Financial Officer