Form 10QSB
period 2005-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2005-11-14
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

6,039,579 shares of Common Stock as of October 31, 2005

Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Transitional Small Business Disclosure Format: YES ☐ NO ☒

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-QSB

FOR

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$17,401,900	$10,692,600
Federal funds sold	17,645,000	8,895,000

Total cash and cash equivalents	35,046,900	19,587,600

Time deposits with other financial institutions	5,433,900	5,018,000
Securities held to maturity, fair market value $66,637,900 at September 30, 2005; $72,933,200 at December 31, 2004	67,767,000	72,782,800
Loans held for sale	2,329,800	3,211,200
Loans, net of the allowance for loan losses of $5,268,400 at September 30, 2005; $3,477,900 at December 31, 2004	458,964,700	298,030,300
Equipment and leasehold improvements, net	3,954,300	3,001,900
Accrued interest receivable and other assets	9,983,600	8,204,100

Total assets	$583,480,200	$409,835,900

Liabilities and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$123,741,200	$88,187,000
Interest bearing:
Demand	7,025,400	5,362,200
Savings and money market	187,951,200	146,255,600
Certificates of deposit	181,579,800	64,988,100

Total deposits	500,297,600	304,792,900

Accrued interest payable and other liabilities	3,033,800	2,298,600
Federal funds purchased	—	—
FHLB advances	30,000,000	67,000,000
Junior subordinated debentures	17,527,000	7,217,000

Total liabilities	550,858,400	381,308,500

Commitments and contingencies	—	—
Shareholders’ equity:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A non-cumulative convertible non-voting:
Authorized and outstanding – 733,050 shares at September 30, 2005 and December 31, 2004	7,697,000	7,697,000
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 6,039,579 shares at September 30, 2005 and 5,867,679 shares at December 31, 2004	6,345,900	6,090,800
Undivided profits	18,578,900	14,739,600

Total shareholders’ equity	32,621,800	28,527,400

Total liabilities and shareholders’ equity	$583,480,200	$409,835,900

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$9,484,700	$4,504,700	$23,237,400	$11,995,800
Interest on time deposits with other financial institutions	34,400	19,100	93,600	56,300
Interest on securities held to maturity	680,700	643,600	2,060,400	1,363,400
Interest on federal funds sold	197,200	87,600	305,400	222,900

Total interest income	10,397,000	5,255,000	25,696,800	13,638,400

Interest expense:
Interest on deposits	2,945,000	964,400	6,475,800	2,447,200
Interest on FHLB advances	329,300	184,500	1,048,600	633,400
Interest on federal funds purchased	2,700	—	4,500	—
Interest on subordinated debentures	—	50,300	—	152,300
Interest on junior subordinated debentures	250,900	88,900	660,400	253,700

Total interest expense	3,527,900	1,288,100	8,189,300	3,486,600

Net interest income	6,869,100	3,966,900	17,507,500	10,151,800
Provision for loan losses	750,000	150,000	1,727,000	600,000

Net interest income after provision for loan losses	6,119,100	3,816,900	15,780,500	9,551,800
Non-interest income:
Service charges and fees	217,300	256,200	653,000	785,300
Net gains on sales of loans held for sale	248,400	361,200	546,400	614,100
Broker fees on loans	196,500	379,700	567,400	789,300
Other non-interest income	144,000	205,200	418,300	495,600

Total non-interest income	806,200	1,202,300	2,185,100	2,684,300

Non-interest expenses:
Salaries and related benefits	2,110,800	1,297,800	5,594,700	3,845,800
Occupancy and equipment expenses	632,700	390,000	1,682,400	1,038,900
Professional fees	194,500	91,100	654,800	369,200
Data processing	201,200	148,000	562,000	434,600
Other operating expenses	952,500	614,900	2,333,000	1,820,800

Total non-interest expense	4,091,700	2,541,800	10,826,900	7,509,300

Earnings before income tax expense	2,833,600	2,477,400	7,138,700	4,726,800
Income tax expense	1,086,600	991,000	2,760,600	1,889,000

Net earnings	$1,747,000	$1,486,400	$4,378,100	$2,837,800

Earnings per common share:
Basic earnings per share	$0.27	$0.29	$0.65	$0.59
Diluted earnings per share	$0.25	$0.22	$0.63	$0.44

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

C ONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$4,378,100	$2,837,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	708,600	272,100
Depreciation and amortization	594,200	281,900
Provision for loan losses	1,727,000	600,000
Net gains on sales of loans held for sale	(546,400)	(614,100)
Proceeds from sales of loans held for sale	14,854,800	14,128,300
Originations of loans held for sale	(13,427,000)	(14,819,000)
(Increase) in accrued interest receivable and other assets	(1,738,400)	(869,000)
Increase in accrued interest payable and other liabilities	735,200	955,000

Net cash provided by operating activities	7,286,100	2,773,000

Cash Flows from Investing Activities:
Net (increase) in:
Time deposits with other financial institutions	(415,900)	(2,233,300)
Loans	(162,661,400)	(50,161,200)
Purchase of equipment and leasehold improvements	(1,546,600)	(1,430,900)
Proceeds from sale (purchase) of FHLB stock	268,900	(69,100)
Purchase of securities held to maturity	(2,994,000)	(52,883,800)
Proceeds from maturities of securities held to maturity	7,301,200	11,292,300
Investment in statutory trust	(310,000)	—

Net cash used in investing activities	(160,357,800)	(95,486,000)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	35,554,200	22,966,900
Interest bearing demand deposits	1,663,200	319,400
Savings and money market deposits	41,695,600	82,262,100
Certificates of deposit	116,591,700	(21,347,600)
Proceeds from issuance of junior subordinated debentures	10,310,000	—
Payments on FHLB advances	(37,000,000)	—
Proceeds from issuance of preferred stock	—	7,697,000
Proceeds from stock options exercised	255,100	55,000
Dividends paid or declared on preferred stock	(538,800)	(137,700)

Net cash provided by financing activities	168,531,000	91,815,100

Net increase (decrease) in cash and cash equivalents	15,459,300	(897,900)
Cash and cash equivalents, beginning of period	19,587,600	35,839,000

Cash and cash equivalents, end of period	$35,046,900	$34,941,100

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,631,400	$3,316,100
Income taxes	3,305,000	1,245,000
Supplemental disclosure of non-cash transactions
Non-cash financing activities:
Reduction in subordinated debentures in exchange for 25,000 shares of common stock	$—	$50,000

The accompanying notes are an integral part of these statements.

CON SOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2004	733,050	$7,697,000	5,867,679	$6,090,800	$14,739,600	$28,527,400
Stock options and warrants exercised	—	—	171,900	255,100	—	255,100
Dividends paid or declared on preferred stock	—	—	—	—	(538,800)	(538,800)
Net earnings	—	—	—	—	4,378,100	4,378,100

Balance, September 30, 2005	733,050	$7,697,000	6,039,579	$6,345,900	$18,578,900	$32,621,800

The accompanying notes are an integral part of this statement.

Part I. Item 1. (continued)

ALLIAN CE BANCSHARES CALIFORNIA AND SUBSIDIARIES

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary, Alliance Bank (the “Bank”), and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has two other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I (the “Trust I”) and Alliance Bancshares California Capital Trust II (the “Trust II”), which were formed in 2002 and 2005, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $527,000 in other assets.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings adjusted for cash dividends paid or declared on convertible preferred stock by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the three and nine months ended September 30, 2005 were 6,035,619 and 5,946,278, respectively, and for the three and nine months ended September 30, 2004 were 4,623,657 and 4,599,358, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the three and nine months ended September 30, 2005 were 6,990,749 and 6,910,566, respectively, and for the three and nine months ended September 30, 2004 were 6,853,570 and 6,613,413.

Basic and diluted earnings per share for the quarters ended September 30, 2005 and 2004 are computed as follows:

Three Months Ended September 30, 2005	Net Earnings	Shares	Per Share Amount
Net earnings	$1,747,000

Basic earnings per share:
Net earnings	$1,747,000
Cash dividends paid or declared on convertible preferred stock	(134,700)

Net earnings available to common shareholders	1,612,300	6,035,619	$0.27
Preferred stock dividend	134,700
Effect of exercise of options	—	222,080
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,747,000	6,990,749	$0.25

Three Months Ended September 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$1,486,400

Basic earnings per share:
Net earnings	$1,486,400
Cash dividends paid or declared on convertible preferred stock	(137,700)

Net earnings available to common shareholders	1,348,700	4,623,657	$0.29
Preferred stock dividend	137,700
Effect of conversion of subordinated debentures	28,500	1,225,000
Effect of exercise of options and warrants	—	271,863
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,514,900	6,853,570	$0.22

Basic and diluted earnings per share for the nine months ended September 30, 2005 and 2004 are computed as follows:

Nine Months Ended September 30, 2005	Net Earnings	Shares	Per Share Amount
Net earnings	$4,378,100

Basic earnings per share:
Net earnings	$4,378,100
Cash dividends paid or declared on convertible preferred stock	(538,800)

Net earnings available to common shareholders	3,839,300	5,946,278	$0.65
Preferred stock dividend	538,800
Effect of exercise of options	—	231,238
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$4,378,100	6,910,566	$0.63

Nine Months Ended September 30, 2004	Net Earnings	Shares	Per Share Amount
Net earnings	$2,837,800

Basic earnings per share:
Net earnings	$2,837,800
Cash dividend paid or declared on convertible preferred stock	(137,700)

Net earnings available to common shareholders	2,700,100	4,599,358	$0.59
Preferred stock dividend	137,700
Effect of conversion of subordinated debentures	86,300	1,233,303
Effect of exercise of options and warrants	—	288,485
Effect of conversion of preferred stock	—	492,267

Diluted earnings per share:
Net earnings available to common shareholders	$2,924,100	6,613,413	$0.44

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$1,747,000	$1,486,400	$4,378,100	$2,837,800
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(44,100)	(17,500)	(132,300)	(52,500)

Pro forma net earnings	$1,702,900	$1,468,900	$4,245,800	$2,785,300

Earnings per share:
Basic:
As reported	$0.27	$0.29	$0.65	$0.59
Pro forma	$0.26	$0.29	$0.62	$0.58
Diluted:
As reported	$0.25	$0.22	$0.63	$0.44
Pro forma	$0.24	$0.22	$0.61	$0.43

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 1996 Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. The Company’s 2005 Equity Incentive Plan (the “2005 Plan”), which was adopted at the Company’s Annual Shareholders’ meeting on May 27, 2005, provides for the granting of up to 450,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options, restricted stock and/or stock appreciation rights. The 2005 Plan provides that each option or stock appreciation right must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). The 2005 Plan also provides that the sales price of restricted stock may not be less than the fair market value of such stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) (revised 2004), “Share-Based Payments,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the balance sheet at their fair values with a corresponding charge to expense. Pro forma disclosure will no longer be an alternative. Statement 123(R) was initially to be adopted no later than the beginning of the first interim period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission (the “SEC”) announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R). The SEC would require that registrants that are small business issuers adopt Statement 123 (R)’s fair value method of accounting for share-based payments to employees at the beginning of the next fiscal year that begins after December 15, 2005. The Company does not believe the adoption of FASB Statement No. 123(R) will have a material impact on its financial statements.

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections.” FASB No. 154 supersedes APB No. 20 and FASB No. 3. FASB No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FASB No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FASB No. 154. FASB No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.

2.	Allowance for Loan Losses (“Allowance”)

See “Provision for Loan Losses” and “Changes in Allowance for Loan Losses” in “Management’s Discussion and Analysis or Plan of Operation” below for discussion regarding the adequacy of and changes in the Allowance.

3.	Reclassifications

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation. These reclassifications had no change to net earnings or earnings per share.

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

References in this report to the “Company,” “we” or “us” refer to Alliance Bancshares California (“Bancshares”) and its consolidated subsidiaries, including Alliance Bank (the “Bank”).

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

Overview

We recorded net earnings of $1.7 million ($0.27 basic and $0.25 diluted earnings per share) for the third quarter of 2005 as compared to $1.5 million ($0.29 basic and $0.22 diluted earnings per share) for the third quarter of 2004. The increase in net earnings was primarily due to a $2.9 million increase in net interest income offset by a $1.5 million increase non-interest expenses and a $0.6 million increase in the provision for loan losses.

For the nine months ended September 30, 2005, we generated net earnings of $4.4 million ($0.65 basic and $0.63 diluted earnings per share) as compared to $2.8 million ($0.59 basic and $0.44 diluted earnings per share) for the same period of 2004. The improvement in earnings in 2005 was due primarily to a $7.4 million increase in net interest income offset by a $3.3 million increase non-interest expenses and a $1.1 million increase in the provision for loan losses.

We continued to grow, with total assets increasing from $409.8 million at December 31, 2004 to $583.5 million at September 30, 2005. Net loans grew from $301.2 million at December 31, 2004 to $461.3 million at September 30, 2005. Deposits grew from $304.8 million at December 31, 2004 to $500.3 million at September 30, 2005. In the first quarter of 2005, Bancshares enhanced its regulatory capital through the issuance of $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that we formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital (see “Regulatory Capital”).

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Return on average assets (1)	1.23%	1.63%	1.17%	1.16%
Return on average shareholders’ equity (1)	21.50%	24.11%	18.95%	18.20%
Net yield on average interest earning assets (1)	5.09%	4.70%	4.94%	4.46%
Earnings per common share:
Basic earnings per share	$0.27	$0.29	$0.65	$0.59
Diluted earnings per share	$0.25	$0.22	$0.63	$0.44

(1)	Annualized

RESULTS OF OPERATIONS – Three and nine months ended September 30, 2005 and 2004

Net Interest Income

We recorded interest income of $10.4 million and $25.7 million, respectively, for the three and nine months ended September 30, 2005 as compared to $5.3 million and $13.6 million, respectively, for the three and nine months ended September 30, 2004. Interest expense totaled $3.5 million and $8.2 million, respectively, for the three and nine months ended September 30, 2005 as compared to $1.3 million and $3.5 million, respectively, for the respective three and nine months ended September 30, 2004. The increase in interest income was due to $200.3 million and $170.1 million increases in average interest earning assets as well as 1.47% and 1.26% increases in the weighted average yield earned on those assets for the three and nine months ended September 30, 2005. The increase in interest expense was due to $171.5 million and $137.1 million increases in average interest bearing liabilities as well as 1.27% and 0.95% increases in the weighted average rates paid on those liabilities for the respective three and nine months ended September 30, 2005.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s growth through the addition of two new regional offices in 2004, the significant growth in all types of loans and favorable economic conditions. Average loans increased 81.5% and 71.9%, respectively, to $440.1 million and $386.2 million, respectively, during the three and nine months of 2005 from $242.5 million and $224.6 million, respectively, during the three and nine months of 2004. Average interest bearing deposits increased 78.5% and 64.0%, respectively, to $355.0 million and $295.5 million, respectively, during the three and nine months of 2005 compared to $198.9 million and $180.2 million, respectively, during the three and nine months of 2004.

The weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities increased as a result of increasing market interest rates. The Federal Reserve Board increased the prime lending rate nine times totaling 2.25% from September 2004 through September 2005. This resulted in the weighted average prime rate increasing from 4.14% during the first nine months of 2004 to 5.93% during the three and nine months of 2005. Approximately 75% of our loans bear interest at adjustable rates tied to the prime rate.

Our interest rate spread increased from 4.10% during the third quarter 2004 to 4.30% during the third quarter 2005, and our net interest margin increased from 4.70% during the third quarter of 2004 to 5.09% during the third quarter of 2005. These increases were due to: (i) loans, our highest yielding assets, constituting 82.1% of our average interest earning assets in the third quarter of 2005 compared to 72.2% in the third quarter of 2004 offset by certificates of deposit, which are among our highest-cost liabilities, constituting 33.3% of our average interest-earning liabilities in the third quarter of 2005 compared to 24.4% in the third quarter of 2004; and (ii) a $28.7 million and $33.0 million, respectively, increase in net interest earning assets in the three and nine months of 2005.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended September 30,
	2005			2004
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)
Interest earning assets:
Federal funds sold	$22,324,700	$197,200	3.50%	$21,087,600	$87,600	1.65%
Time deposits	5,582,900	34,400	2.44%	4,653,700	19,100	1.63%
Securities	67,896,500	680,700	3.98%	67,432,800	643,600	3.80%
Loans	440,091,700	9,484,700	8.55%	242,462,300	4,504,700	7.39%

Total interest-earning assets	535,895,800	10,397,000	7.70%	335,636,400	5,255,000	6.23%

Non-interest-earning assets	27,577,500			26,470,500

Total assets	$563,473,300			$362,106,900

Interest bearing liabilities:
Interest-bearing demand deposits	$5,993,900	21,400	1.42%	$4,783,400	10,800	0.90%
Savings and money market deposits	185,478,100	1,345,400	2.88%	145,808,700	678,100	1.85%
Certificates of deposit	163,517,700	1,578,200	3.83%	48,294,400	275,500	2.27%
Federal funds purchased	270,600	2,700	3.96%	—	—	—
FHLB advances	39,280,800	329,300	3.33%	32,000,000	184,500	2.29%
Subordinated debentures	—	—	—	2,450,000	50,300	8.17%
Junior subordinated debentures	17,527,000	250,900	5.68%	7,217,000	88,900	4.90%

Total interest-bearing liabilities	412,068,100	3,527,900	3.40%	240,553,500	1,288,100	2.13%

Non-interest bearing liabilities	119,175,300			97,030,400

Total liabilities	531,243,400			337,583,900
Shareholders’ equity	32,229,900			24,523,000

Total liabilities and shareholders’ equity	$563,473,300			$362,106,900

Net interest income		$6,869,100			$3,966,900

Interest rate spread			4.30%			4.10%
Net interest margin			5.09%			4.70%

(1)	Annualized.

Note:	Interest income on loans includes loan fees.

ANALYSIS OF NET INTEREST INCOME

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)	Average Balance	Interest Inc./Exp.	Weighted Average Rates Earned/ Paid (1)
Interest earning assets:
Federal funds sold	$12,773,400	$305,400	3.20%	$25,235,000	$222,900	1.18%
Time deposits	5,603,300	93,600	2.23%	4,643,900	56,300	1.62%
Securities	69,658,300	2,060,400	3.95%	49,637,200	1,363,400	3.67%
Loans	386,152,100	23,237,400	8.05%	224,577,900	11,995,800	7.13%

Total interest-earning assets	474,187,100	25,696,800	7.25%	304,094,000	13,638,400	5.99%

Non-interest-earning assets	26,748,800			21,529,700

Total assets	$500,935,900			$325,623,700

Interest bearing liabilities:
Interest-bearing demand deposits	$5,741,600	54,800	1.28%	$4,668,300	27,100	0.78%
Savings and money market deposits	170,383,400	3,242,000	2.54%	121,317,800	1,558,300	1.72%
Certificates of deposit	119,380,700	3,179,000	3.56%	54,222,100	861,800	2.12%
Federal funds purchased	163,800	4,500	3.67%	—	—	—
FHLB advances	46,909,200	1,048,600	2.99%	32,000,000	633,400	2.64%
Subordinated debentures	—	—	—	2,477,700	152,300	8.21%
Junior subordinated debentures	16,381,500	660,400	5.39%	7,217,000	253,700	4.70%

Total interest-bearing liabilities	358,960,200	8,189,300	3.05%	221,902,900	3,486,600	2.10%

Non-interest bearing liabilities	111,084,800			82,889,300

Total liabilities	470,045,000			304,792,200
Shareholders’ equity	30,890,900			20,831,500

Total liabilities and shareholders’ equity	$500,935,900			$325,623,700

Net interest income		$17,507,500			$10,151,800

Interest rate spread			4.20%			3.89%
Net interest margin			4.94%			4.46%

(1)	Annualized.

Note: Interest income on loans includes loan fees.

Provision for Loan Losses

We made provisions for loan losses of $0.8 million and $1.7 million, respectively, for the three and nine months ended September 30, 2005 as compared to provisions of $0.2 million and $0.6 million for the comparable periods of 2004.

We assess the adequacy of our allowance for loan losses (the “Allowance”) each calendar quarter. Classified loans (loans assigned point values of 7 – 10) are assigned specific reserves based on the value of the underlying collateral. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by also examining actual loss history for each type of loan, then adjusting that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the Allowance. Additionally, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through charges to the provision for loan losses.

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income decreased by 33% for the quarter ended September 30, 2005 as compared to the same period in 2004 primarily due to the decrease in broker fees on loans and net gains on sales of loans. Non-interest income decreased by 19% for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to the decrease in service charges and fees as well as broker fees on loans.

The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability of SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

Non-Interest Expense

Salary and related benefits increased by 63% and 45%, respectively, from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company as well as additions of the new San Fernando Valley, Media District Regional, and the Real Estate Division Offices. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2005. At September 30, 2005, the Company employed 94 full-time employees, compared with 70 full-time employees at September 30, 2004.

Occupancy and equipment expenses increased by 62% from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley, Media District Regional, and Real Estate Division Offices.

Other professional fees increased 114% and 77%, respectively, from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 due to the increase in accounting and auditing expenses.

Data processing expenses increased 36% and 29%, respectively, from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 consistent with our growth in assets and the number of customers.

FINANCIAL CONDITION

Regulatory Capital

At September 30, 2005, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $43.4 million and $49.3 million, respectively. Our regulatory capital increased since December 31, 2004 as a result of net earnings as well as proceeds from the issuance of $10,310,000 of junior subordinated debentures of which $10 million was contributed as capital to the Bank. At September 30, 2005, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

September 30, 2005

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$55,417	10.9%	$40,679	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$43,385	8.5%	$20,340	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$43,385	7.7%	$22,494	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$54,618	10.9%	$40,623	>=8.0%	$50,779	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$49,349	9.9%	$20,312	>=4.0%	$30,346	>=6.0%
Tier 1 Capital (to average assets)	$49,349	8.7%	$22,494	>=4.0%	$28,117	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low cost source of funds has, along with shareholders’ equity, provided 87% and 81%, respectively, of our funding as a percentage of average total assets during the nine months ended September 30, 2005 and for the year ended December 31, 2004.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, source of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rates and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of September 30, 2005, we had $30.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the nine months ended September 30, 2005, we had an average balance of $12.8 million in overnight funds sold representing 2.5% of total average assets.

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $50.0 million at September 30, 2005 and an average balance of $45.4 million for the first nine months of 2005. Approximately 55% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the balances in the Bank, should he do so, we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest-bearing deposits or other borrowings.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 increased by $4.5 million as compared to the same period in 2004 primarily due to the increase in net earnings.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 increased by $64.9 million as compared to the same period in 2004 primarily due to the net increase in loans.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2005 increased by $76.7 million as compared to the same period in 2004 primarily due to a net increase in deposits and junior subordinated debentures offset by payments on FHLB advances.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

September 30, 2005

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$17,645,000	$—	$—	$—	$17,645,000
Time deposits with other financial institutions	1,485,600	3,760,000	188,300	—	5,433,900
Securities held to maturity	—	1,509,100	32,160,200	34,097,700	67,767,000
Loans, gross	375,349,900	8,246,000	55,297,000	27,670,000	466,562,900

Total rate-sensitive assets	394,480,500	13,515,100	87,645,500	61,767,700	557,408,800

Liabilities:
Interest bearing demand deposits	$7,025,400	$—	$—	$—	$7,025,400
Savings and money market	187,951,200	—	—	—	187,951,200
Certificates of deposit	20,431,000	68,326,000	92,822,800	—	181,579,800
FHLB advances	5,000,000	10,000,000	15,000,000	—	30,000,000
Junior subordinated debentures	17,527,000	—	—	—	17,527,000

Total rate sensitive liabilities	237,934,600	78,326,000	107,822,800	—	424,083,400

Interval Gaps:
Interest rate sensitivity gap	$156,545,900	($64,810,900)	($20,177,300)	$61,767,700	$133,325,400

Rate sensitive assets to rate sensitive liabilities	165.8%	17.3%	81.3%	—	131.4%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$156,545,900	$91,735,000	$71,557,700	$133,325,400	$133,325,400

Rate sensitive assets to rate sensitive liabilities	165.8%	129.0%	116.9%	131.4%	131.4%

% of rate sensitive assets in period	70.8%	73.2%	88.9%	100.0%	N/A

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	September 30, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$1,485,600	2.73%	$1,450,000	2.03%
After three months but within one year	3,760,000	3.57%	2,479,000	2.39%
After one year but within five years	188,300	4.30%	1,089,000	2.75%

Total time deposits	$5,433,900	3.37%	$5,018,000	2.36%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the nine months ended September 30, 2005 or 2004.

INVESTMENT SECURITIES

	September 30, 2005		December 31, 2004
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$1,509,100	6.88%	$503,800	6.17%
After one year but within five years	32,160,200	3.96%	31,750,200	3.63%
Collateralized mortgage obligations and mortgage backed securities	34,097,700	4.16%	40,528,800	4.08%

Total investment securities	$67,767,000	4.13%	$72,782,800	3.90%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At September 30, 2005, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity and have the ability to do so.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

LOAN PORTFOLIO COMPOSITION

	September 30, 2005		December 31, 2004
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$127,979,500	27.4%	$81,115,000	26.7%
Construction loans	151,108,800	32.4	82,152,900	27.1
Real estate loans	164,243,000	35.2	123,851,800	40.8
Other loans	23,652,400	5.0	16,360,600	5.4

	466,983,700	100.0%	303,480,300	100.0%

Less – Deferred loan fees and discount	(2,750,600)		(1,972,100)
Less – Allowance for loan losses	(5,268,400)		(3,477,900)

Net loans	$458,964,700		$298,030,300

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. At September 30, 2005, our portfolio exceeded the limits established by the Company due to a number of factors including the delay of the completion of projects due to near record rainfall in Southern California during the first part of the year. However, the Company plans to meet the concentration limits by December 31, 2005 through loan participations, anticipated payoffs on completed projects and increases in shareholders’ equity. The increases in the construction loan portfolio since December 31, 2004 have occurred primarily in the area of residential subdivision under $1.0 million, residential subdivision over $1.0 million, residential 1-4 unit non-owner occupied over $1.0 million and land development.

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

NON-PERFORMING ASSETS

	September 30, 2005	December 31, 2004
Non-accrual loans	$191,000	$—
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	577,700	637,800
Other real estate owned	—	—

Balance at end of period	$768,700	$637,800

Nonperforming assets increased from $0.6 million at December 31, 2004 to $0.8 million at September 30, 2005. The troubled debt restructuring loan at September 30, 2005 represents a commercial line of credit secured by all of the borrower’s assets. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

Cash collections on non-performing loans totaled $139,800 during the nine months ended September 30, 2005 of which $104,800 was applied to principal and $35,000 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $205,000 for the nine months ended September 30, 2005. Interest income not recognized on non-accrual loans reduced the net yield on earning assets by 0.2% for the three month period ended September 30, 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At September 30, 2005 and December 31, 2004, we had classified $1.6 million and $5.4 million, respectively, of our loans as impaired for which a $0.3 million reserve and $0.1 million reserve, respectively, were assigned. In the nine months ended September 30, 2005, we collected $8.8 million on impaired loans.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine months ended September 30,
	2005	2004
Balance at beginning of period	$3,477,900	$3,030,700
Charge—offs	—	(444,300)
Recoveries	25,300	69,900

Net charge—offs	25,300	(374,400)
Additional provisions	1,727,000	600,000
Other additions	38,200	—

Balance at end of period	$5,268,400	$3,256,300

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2005, we had undisbursed loan commitments of $248.7 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2005, we had outstanding standby letters of credit with a potential $3.2 million of obligations. These standby letters of credit will mature at various dates through 2006.

The Company is subject from time to time to various claims and lawsuits which arise primarily in the ordinary course of business. No material losses are anticipated with respect to any existing matters.

Deposits

Total deposits increased from $304.8 million at December 31, 2004 to $500.3 million at September 30, 2005. This increase was primarily due to a $35.6 million increase in noninterest bearing demand deposits, a $41.7 million increase in savings and money market deposits and a $116.6 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity. In addition, we obtained $54.5 million of additional certificates of deposit through our money desk, $28.8 million of additional certificates of deposit through brokers and $15.9 million of additional certificates of deposit through the internet.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	September 30, 2005		December 31, 2004
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$350,834,300	70.1%	$254,481,300	83.5%
Money desk	64,204,300	12.8	9,719,200	3.2
Brokered	69,399,300	13.9	40,592,400	13.3
Internet	15,859,700	3.2	—	—

Total	$500,297,600	100.0%	$304,792,900	100.0%

One individual controls a number of entities which have deposit accounts with the Company. These accounts had a balance of $50.0 million at September 30, 2005 and an average balance of $45.4 million for the first nine months of 2005. Approximately 55% of these accounts are non-interest bearing demand deposits. Some of these entities also have loans from the Company.

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

Borrowed Funds

At September 30, 2005, we had $30.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $117.2 million. The advances mature on various dates from 2005 through 2010. Advances totaling $15.0 million bear interest at a weighted average fixed rate of 2.56%. Advances totaling $15.0 million bear interest at a rate of the prime lending rate less an average of 2.77% (the borrowing rate was 3.98% at September 30, 2005). Interest is payable quarterly or semiannually with principal and any accrued interest due at maturity.

In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three month LIBOR rate plus 3.45% (the rate was 7.24% at September 30, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2035, are redeemable at the Company’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three month LIBOR rate plus 1.90% (the rate was 5.77% at September 30, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

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

We establish allowances for loan losses against each segment of our loan portfolio. At September 30, 2005, our allowance for loan losses equaled 1.12% of loans. Although we believed that we had established adequate allowances for loan losses as of September 30, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At September 30, 2005, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

There is intense competition in Southern California and elsewhere in the United States for banking customers. We experience competition for loans and deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. In recent years out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

A significant portion of our loan portfolio consists of construction loans to developers for tract projects and single homes for sale to unidentified buyers.

At September 30, 2005, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $87.8 million, representing 19.3% of our loan portfolio, and additional commitments for these projects in the amount of $100.0 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One individual controls a number of entities which have deposit accounts with us. These accounts had a balance of $50.0 million at September 30, 2005 and an average balance of $45.4 million for the first nine months of 2005. Most of these deposits can be withdrawn upon demand without penalty. Some of these entities also have loans from the Company. We monitor this relationship closely, and while we have no reason to believe the individual presently intends to close or materially reduce the balances in the Bank, should he do so we have adequate liquidity to fund the deposit withdrawals. However, a rapid withdrawal of these deposits would reduce our net interest income as we would have to replace these non-interest bearing demand deposits with interest bearing deposits or other borrowings.

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

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 14, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 14, 2005 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2005	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ DANIEL L. ERICKSON
Daniel L. Erickson
Executive Vice President and Chief Financial Officer