Form 10KSB
period 2005-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2006-04-06
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.    ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $40.7 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price as reported by Nasdaq of such common equity was approximately $63.0 million as of March 15, 2006.

The number of shares of Common Stock of the issuer outstanding as of March 1, 2006 was 6,065,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer’s fiscal year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):    Yes  ☐    No  ☒

This Annual Report on Form 10-KSB consists of 73 pages, including exhibits.

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

Our goal is to become a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing, deposit, and other banking needs of small to medium sized businesses, builders and professionals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans, home equity lines of credit, and equipment leasing. We often tailor our loan products to meet the specific needs of our borrowers. During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects. Construction loans accounted for 35% and 27% of our total loans at December 31, 2005 and 2004, respectively. We also offer a variety of deposit accounts, cash management products and other banking services.

Our principal executive offices are in Culver City, California. We have five branch offices as follows:

Branch	Location	Date Opened
Los Angeles Regional Office	Culver City, California	1980
Orange County Regional Office	Irvine, California	August 1999
San Fernando Valley Regional Office	Woodland Hills, California	July 2004
Media District Regional Office	Burbank, California	September 2004
Real Estate Industries Division Office	Irvine, California	July 2005

Our lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California, Arizona and Nevada. We attract deposits principally from our customers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk and over the internet.

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

In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan which would exceed our legal lending limit ($17.1 million for secured loans as of December 31, 2005), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

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

Further, these laws, regulations and policies are continuously under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities or materially adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

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

In the most recently completed CRA compliance examination, conducted in 2005, the FDIC assigned the Bank a rating of “satisfactory,” the second highest of four possible ratings. CRA regulations emphasize measurements of performance in the area of lending (specifically, the bank’s home mortgage, small business, small farm and community development loans), investment (the bank’s community development investments) and service (the bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank’s community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

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

Employees

As of December 31, 2005, we had 99 full time employees, including 64 officers. We believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our headquarters office and Los Angeles Regional Office space located at 100 Corporate Pointe in Culver City, California pursuant to a lease which expires January 31, 2010. The lease provides an option to extend the term for an additional 60 months. Our headquarters office is located in approximately 14,700 square feet of ground floor office space in a modern three-story building. Our monthly base rent in 2005 is $29,300, which is subject to annual cost of living increases of not less than 2 1/2% and not more than 6%.

In December 2002, we commenced a 60-month lease for our Orange County Regional Office comprised of approximately 6,900 square feet of ground floor office space in Irvine, California, at a monthly initial base rent of $20,600, which is subject to 2% annual increases. The lease contains an option to extend the term of the lease for 60 months.

In March 2004, we executed a 90-month lease for the San Fernando Valley Regional Office comprised of approximately 3,900 square feet of ground floor space in Woodland Hills, California, at a monthly initial base rent of $8,400, which is subject to annual increases of approximately 2.75%. We also entered into a 60-month lease in April 2004 for the Media Center Regional Office comprised of approximately 5,000 square feet of fifth floor space in Burbank, California, at a monthly initial base rent of approximately $14,400 subject to annual increases of approximately 2%. Both leases contain an option to extend the term of the lease for 60 months.

In April 2005, we entered into a 36-month lease for our Real Estate Industries Division comprised of approximately 6,500 square feet of seventh floor space in Irvine, California, at a monthly initial base rent of $16,700, which is subject to annual increases of approximately 4%. The lease contains an option to extend the term of the lease for 60 months.

We believe that these facilities are adequate to meet our current space needs. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2005, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol “ABNS.” The following table sets forth the high and low closing price for Bancshares Common Stock during the periods indicated as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$10.40	$9.00	$8.75	$8.25
Second Quarter	$16.45	$9.15	$10.25	$8.35
Third Quarter	$14.75	$13.25	$9.10	$8.25
Fourth Quarter	$16.50	$13.15	$9.85	$8.25

As of March 15, 2006, there were approximately 326 holders of record of Bancshares Common Stock. Approximately 65% of Bancshares Common Stock was held in street name.

Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Bancshares’ ability to pay dividends on our Common Stock is subject to the following limitations and restrictions: (i) it must meet regulatory capital requirements and other regulatory restrictions (see “Description of Business—Supervision and Regulation—Capital Distributions”); (ii) it must be current in payment of its dividends on its 7% Series A Non-Cumulative Convertible Preferred Stock and its 6.82% Series B Non-Cumulative Convertible Preferred Stock (Bancshares was current as of December 31, 2005); and (iii) it must not be in default or have elected to defer payments under its trust preferred securities.

Bancshares did not purchase any equity securities during the three months ended December 31, 2005.

The following table sets forth information concerning equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	441,500	$6.50	410,000
Equity compensation plans not approved by security holders	—	—	—

Total	441,500		410,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We recorded net earnings of $6.2 million ($0.93 basic and $0.90 fully diluted earnings per share) for the year ended December 31, 2005, the highest net earnings in our history. This compares to net earnings of $3.9 million ($0.78 basic and $0.61 fully diluted earnings per share) in 2004. The increase in net earnings in 2005 was due primarily to an $11.0 million increase in net interest income before provision for loan losses. These amounts were offset by a $5.1 million increase in general and administrative expenses related primarily to the expansion of our operations and the growth of the Company.

Our assets increased from $409.8 million at December 31, 2004 to $675.0 million at December 31, 2005. Loans continue to constitute the largest portion (approximately 85%) of our interest earning assets, and grew from $302.0 million at December 31, 2004 to $545.4 million at December 31, 2005. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Total deposits increased from $304.8 million at December 31, 2004 to $531.3 million at December 31, 2005. This increase was primarily due to a $185.5 million increase in certificates of deposit primarily generated through brokers who place deposits on behalf of their customers as well as a result of deposit promotion campaigns conducted by the Bank. The increased deposits were used to fund the growth in our loan and investment portfolios and reduce our borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”) which decreased from $67.0 million at December 31, 2004 to $35.0 million at December 31, 2005.

Another significant change in our balance sheet has been the increase in redeemable preferred stock and the accumulation of shareholders’ equity. Redeemable preferred stock increased from $7.7 million to $19.0 million due to the issuance of $11.3 million of 6.82% Series B Non-Cumulative Convertible Preferred Stock on December 31, 2005. Shareholders’ equity increased from $20.8 million at December 31, 2004 to $26.9 million at December 31, 2005 primarily due to net earnings for the year.

Our allowance for loan losses was $6.1 million or 1.10% of loans at December 31, 2005 compared to $3.5 million or 1.15% of loans at December 31, 2004.

Restatement of Financial Statements

The Company has restated its consolidated balance sheets and consolidated statements of shareholders’ equity at and for the year ended December 31, 2004 and the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005. The Company has made the restatement to reclassify the Company’s 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) from shareholders’ equity to mezzanine capital. The Series A Preferred is classified as mezzanine capital because it is redeemable at the option of the Company and a majority of the members of the Board of Directors of the Company own shares of the Series A Preferred.

The following discussion gives effect to the restatement. See Note 20 of Notes to Consolidated Financial Statements.

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

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively. Loans on the watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2005, the weighted average risk rating for our loan portfolio was 4.28, indicating an overall risk rating midway between average and acceptable. The weighted average risk rating was 4.22 at December 31, 2004.

We assess the adequacy of the ALL each calendar quarter. Classified loans (loans assigned point values of 7-10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the ALL.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Net interest income before provision for loan losses increased to $25.3 million in 2005 from $14.3 million for 2004. This was due to an increase in interest income of $18.4 million while interest expense increased by $7.5 million. The increase in interest income was due to $187.6 million increase in average interest earning assets in conjunction with a 1.40% increase in the weighted average yield on interest earning assets from 6.06% in 2004 to 7.46% in 2005. The increase in interest expense was due to a $151.0 million increase in average interest bearing liabilities in addition to a 1.13% increase in the weighted average rates paid on interest bearing liabilities from 2.12% in 2004 to 3.25% in 2005. The prime rate increased eight times during 2005 causing the yield in the loan portfolio to increase to 8.26% from 7.10% in 2004.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand the Orange County Regional Office, the San Fernando Valley Regional Office and the Media District Regional Office, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 75.8% to $415.5 million in 2005 from $236.3 million in 2004, with the increase occurring in all major loan categories. Average investment securities increased 24.7% to $69.2 million from $55.5 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, and U.S. Government agency securities. Average interest bearing deposits increased 70.2% to $322.4 million in 2005 compared to $189.5 million during 2004.

Our interest rate spread increased from 3.94% in 2004 to 4.21% in 2005, and our net interest margin increased from 4.50% in 2004 to 5.00% in 2005. The increase in interest rate spread was due principally to loans, our highest yielding interest-earning asset, constituting a greater percentage of our average interest-earning assets in 2005 compared to 2004 (82.2% compared to 74.3%). This increase occurred notwithstanding the fact that the weighted average cost of our deposits increased slightly more than the weighted average yield on our loans and securities.

Our net interest margin remains high in comparison with our interest rate spread, and increased by a greater amount than our interest rate spread increased, primarily due to an increase in net average interest-earning assets (average interest-earning assets minus average interest-earning liabilities) from $85.2 million in 2004 to $122.4 million in 2005. This was due principally to our continued increase in non-interest-bearing demand deposits relative to total funding sources.

The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	2005			2004
	Average Balance	Interest Income/ Expense(1)	Weighted Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense(1)	Weighted Average Rates Earned/ Paid
Interest earning assets:
Federal funds sold	$14,916,400	$518,600	3.48%	$21,049,400	$265,300	1.26%
Time deposits	5,872,600	135,200	2.30%	4,955,400	86,400	1.74%
Securities	69,167,900	2,747,400	3.97%	55,463,500	2,130,700	3.84%
Loans(2)	415,499,300	34,300,100	8.26%	236,342,300	16,771,300	7.10%

Total interest earning assets	505,456,200	37,701,300	7.46%	317,810,600	19,253,700	6.06%

Noninterest earning assets	31,455,100			21,727,800

Total assets	$536,911,300			$339,538,400

Interest bearing liabilities:
Interest bearing demand	$6,591,000	$90,800	1.38%	$4,818,800	$40,700	0.84%
Savings and money market	174,384,100	4,692,500	2.69%	132,057,000	2,428,500	1.84%
Certificates of deposit	141,417,800	5,322,300	3.76%	52,578,600	1,169,200	2.22%
Other short-term borrowings	1,765,800	53,000	3.00%	—	—	—
FHLB advances:
Short-term	10,000,000	256,000	2.56%	17,322,200	396,100	2.29%
Long-term	33,406,700	1,082,000	3.24%	18,070,000	553,000	3.06%
Junior subordinated debentures	16,667,800	948,500	5.69%	7,217,000	352,300	4.88%

Total interest bearing liabilities	384,233,200	12,445,100	3.25%	232,063,900	4,939,800	2.12%

Noninterest bearing liabilities	116,382,700			85,270,600

Total liabilities	500,615,900			317,334,500
Redeemable preferred stock and shareholders’ equity	36,295,400			22,203,900

Total liabilities and shareholders’ equity	$536,911,300			$339,538,400

Net interest income		$25,256,200			$14,313,900

Interest rate spread			4.21%			3.94%
Net interest margin			5.00%			4.50%

(1)	Interest income on loans includes loan fees of $3.0 million in 2005 and $1.6 million in 2004.
(2)	Loans include nonaccrual loans.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated:

ANALYSIS OF CHANGE IN INTEREST INCOME

	2005
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$(96,600)	$349,900	$253,300
Time deposits	17,900	30,900	48,800
Securities	542,100	74,500	616,600
Loans	14,421,700	3,107,200	17,528,900

Total interest earning assets	14,885,100	3,562,500	18,447,600

Interest expense:
Interest bearing demand	18,400	31,700	50,100
Savings and money market	925,800	1,338,200	2,264,000
Certificates of deposit	2,945,800	1,207,300	4,153,100
Other Short-term borrowings	—	53,000	53,000
FHLB borrowings:
Short-term	(183,000)	42,900	(140,100)
Long-term	494,900	34,100	529,000
Junior subordinated debentures	529,300	66,900	596,200

Total interest bearing liabilities	4,731,200	2,774,100	7,505,300

Net interest income	$10,153,900	$788,400	$10,942,300

ANALYSIS OF CHANGE IN INTEREST INCOME

	2004
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
Interest income:
Federal funds sold	$(12,300)	$43,200	$30,900
Time deposits	18,700	(58,100)	(39,400)
Securities	829,400	272,500	1,101,900
Loans	4,500,000	(801,800)	3,698,200

Total interest earning assets	5,335,800	(544,200)	4,791,600
Interest expense:
Interest bearing demand	6,000	2,500	8,500
Savings and money market	1,061,700	30,000	1,091,700
Certificates of deposit	(408,200)	(331,300)	(739,500)
Other borrowings	47,900	(134,800)	(86,900)
Junior subordinated debentures	10,600	4,600	15,200

Total interest bearing liabilities	718,000	(429,000)	289,000

Net interest income	$4,617,800	$(115,200)	$4,502,600

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated proportionately to both volume and rate.

Provision for Loan Losses

We charged $2.5 million to the allowance for loan losses (“ALL”) for the year ended December 31, 2005 as compared to $0.8 million for 2004 primarily because of the overall growth in our loans. These provisions were based on our policies and procedures for establishing the ALL. See “Asset Quality and Credit Risk Management.”

Non-Interest Income

Non-interest income decreased from $3.6 million in 2004 to $3.0 million in 2005 or 15.4%. The decrease was primarily due to a $0.3 million decrease in broker fees on loans due to a decrease in the average net premium in 2005. We broker loans to third parties which we do not want to originate for our own portfolio, which can occur for a variety of reasons, including the nature of the loan, the creditworthiness of the borrower, the location of the borrower or the collateral, or the specific terms requested by the borrower. The number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period are not indicative of broker fees which may be earned in subsequent periods, and may vary substantially from period to period.

Net gains on sales of loans held for sale remained relatively constant at $0.7 million in 2005 and 2004. These gains are primarily from the sale of the guaranteed portion of SBA loans. Our ability to generate gains on sales of SBA loans depends significantly on the amount of loans we can originate and market conditions. Therefore, the net gains on the sales of loans held for sale in one period are not indicative of gains which may be earned in subsequent periods, and may vary substantially from period to period.

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

Non-Interest Expense

Salaries and related benefits increased from $5.5 million in 2004 to $8.1 million in 2005 or 47.3%. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus payments for 2005. At year-end 2005, the Company employed 99 full-time employees, compared with 74 full-time employees at the end of 2004.

Occupancy expense increased from $1.6 million for the year ended December 31, 2004 to $2.4 million for the year ended December 31, 2005 or 50.0%. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley Regional Office, the new Media Center Regional Office, and the new Real Estate Industries Division Office. In addition, the remodel of our headquarters office and Los Angeles Regional Office space resulted in an increase in amortization and depreciation expense.

Other operating expenses increased from $2.5 million at December 31, 2004 to $3.6 million at December 31, 2005 or 44.0% due in part to increases in training costs, other professional fees and data processing costs associated with the new regional offices.

FINANCIAL CONDITION

Regulatory Capital

At December 31, 2005, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $60.4 million and $61.8 million, respectively. Our Tier 1 capital increased during 2005 as a result of net earnings and from the issuance of $11.3 million of preferred stock. At December 31, 2005, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under prompt corrective action rules.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated:

REGULATORY CAPITAL

At December 31, 2005

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$68,311	11.82%	$46,221	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$60,403	10.45%	$23,111	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$60,403	9.58%	$25,220	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$67,832	11.74%	$46,216	>=8.0%	$57,770	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$61,781	10.69%	$23,108	>=4.0%	$34,662	>=6.0%
Tier 1 Capital (to average assets)	$61,781	9.80%	$25,220	>=4.0%	$31,525	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with our preferred stock and shareholders’ equity, provided 86% and 81% of funding for average total assets during 2005 and 2004, respectively.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2005, we had $35.0 million outstanding FHLB advances and available borrowings of $35 million. We had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited. During 2005, we had an average balance of $14.9 million in overnight funds sold representing 4.6% of total average deposits.

Asset Liability Management

Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by our Management Asset Liability Committee and reported to the Board of Directors. The principal objective of our asset/liability management is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

December 31, 2005

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$14,575,000	$—	$—	$—	$14,575,000
Time deposits with other financial institutions	3,502,400	4,454,100	288,400	—	8,244,900
Securities held to maturity	1,502,100	9,501,700	45,285,800	19,189,400	75,479,000
Loans, gross	430,565,500	20,764,000	74,805,000	25,343,400	551,477,900

Total rate-sensitive assets	450,145,000	34,719,800	120,379,200	44,532,800	649,776,800

Liabilities:
Demand deposits	$9,042,700	$—	$—	$—	$9,042,700
Savings and money market accounts	165,363,300	—	—	—	165,363,300
Certificates of deposit	23,258,000	89,302,000	137,938,000	—	250,498,000
FHLB advances	35,000,000	—	—	—	35,000,000
Securities sold under agreements to repurchase	41,133,600	—	—	—	41,133,600
Junior subordinated debentures	17,527,000	—	—	—	17,527,000

Total rate sensitive liabilities	291,324,600	89,302,000	137,938,000	—	518,564,600

Interval Gaps:
Interest rate sensitivity gap	$158,820,400	$(54,582,200)	$(17,558,800)	$44,532,400	$131,212,300

Rate sensitive assets to rate sensitive liabilities	154.5%	39.1%	87.3%	N/A	125.3%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$158,820,400	$104,238,300	$86,679,500	$131,212,300	$131,212,300

Rate sensitive assets to rate sensitive liabilities	154.5%	127.4%	116.7%	125.3%	125.3%

% of rate sensitive assets in period	69.3%	74.6%	93.1%	100.0%	N/A

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

Our time deposit investments generally have terms of one year or less and are generally in amounts of $100,000 or less. Historically, our investment securities consist principally of U.S. Government Agency securities, collateralized mortgage obligations, mortgage-backed securities and corporate bonds with an expected weighted average life of less than three years.

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The weighted average maturity of investment securities was 2.7 years at December 31, 2005 compared to 3.4 years at December 31, 2004. At December 31, 2005, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,
	2005		2004		2003
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$7,956,500	3.20%	$3,929,000	2.26%	$3,413,700	2.04%
After one but within five years	288,400	4.61%	1,089,000	2.75%	595,000	2.58%

Total time deposits	$8,244,900	3.25%	$5,018,000	2.36%	$4,008,700	2.12%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We held no tax-exempt securities in 2005, 2004 or 2003.

INVESTMENT SECURITIES

	At December 31,
	2005		2004		2003
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$11,003,800	3.45%	$503,800	6.17%	$1,002,800	3.19%
After one but within five years	27,613,400	4.43%	31,750,200	3.63%	19,170,300	3.88%
Collateralized mortgage obligations and mortgage backed securities	36,861,800	4.27%	40,528,800	4.08%	16,141,300	3.85%

Total investment securities	$75,479,000	4.21%	$72,782,800	3.90%	$36,314,400	3.85%

The amortized cost and estimated fair values of securities held to maturity at December 31, 2005 and 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
U.S. Agency securities	$26,946,200	$4,300	$353,200	$26,597,300
Corporate bonds	11,671,000	—	922,300	10,748,700
Collateralized mortgage obligations and mortgage backed securities:
Ginnie Mae mortgage backed security	5,016,600	—	69,700	4,946,900
Fannie Mae mortgage backed security	4,745,900	—	1,500	4,744,400
Other	27,099,300	—	403,000	26,696,300

	$75,479,000	$4,300	$1,749,700	$73,733,600

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
U.S. Agency securities	$19,958,500	$8,500	$167,600	$19,799,400
Corporate bonds	12,295,500	168,800	28,200	12,436,100
Collateralized mortgage obligations and mortgage backed securities:
Ginnie Mae mortgage backed security	5,017,900	52,500	—	5,070,400
Fannie Mae mortgage backed security	4,476,900	15,900	—	4,492,800
Federal Home Loan Bank security	8,736,900	46,600	49,100	8,734,400
Other	22,297,100	161,200	58,200	22,400,100

	$72,782,800	$453,500	$303,100	$72,933,200

Lending Activities

Our present lending strategy is to attract small to mid-sized businesses, builders and professionals by offering a variety of commercial loan products and a full range of banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our lending area includes all six Southern California counties (Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura) and occasionally other areas of California and other states.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2005		2004		2003
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$151,881,600	27.4%	$81,115,000	26.7%	$51,498,100	26.0%
Construction loans	195,761,200	35.3	82,152,900	27.1	54,741,500	27.6
Real estate loans	182,937,000	33.1	123,851,800	40.8	80,343,200	40.0
Other loans	23,550,700	4.2	16,360,600	5.4	12,616,300	6.4

	554,130,500	100.0%	303,480,300	100.0%	199,199,100	100.0%

Less—Net deferred loan fees	(3,260,100)		(1,346,000)		(573,700)
Less—Allowance for loan losses	(6,051,000)		(3,477,900)		(3,030,700)

Net loans	$544,819,400		$298,656,400		$195,594,700

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2002		2001
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$34,800,800	24.2%	$35,793,600	31.1%
Construction loans	39,732,900	27.6	33,386,200	29.0
Real estate loans	61,389,200	42.6	38,597,600	33.6
Other loans	8,019,200	5.6	7,232,000	6.3

	143,942,100	100.0%	115,009,400	100.0%

Less—Net deferred loan fees	(632,900)		(424,600)
Less—Allowance for loan losses	(1,982,900)		(2,426,500)

Net loans	$141,326,300		$112,158,300

A further breakdown of the construction loan portfolio at the dates indicated follows:

CONSTRUCTION LOAN PORTFOLIO COMPOSITION

	At December 31,
	2005		2004		2003
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Residential owner occupied	$13,256,900	6.8%	$2,649,200	3.2%	$4,473,500	8.2%
Residential non-owner occupied	33,569,000	17.1	21,667,000	26.4	12,194,600	22.3
Residential tracts	85,515,100	43.7	28,696,200	34.9	19,780,600	36.1
Multifamily for lease	6,715,900	3.4	6,142,900	7.5	3,920,900	7.1
Commercial build-to-suit	5,585,900	2.8	2,919,900	3.6	3,927,300	7.2
Commercial for lease	9,525,700	4.9	—	—	—	—
Commercial for sale	5,117,000	2.6	—	—	—	—
Land development	36,475,700	18.7	20,077,700	24.4	10,444,600	19.1

	$195,761,200	100.0%	$82,152,900	100.0%	$54,741,500	100.0%

At December 31, 2005, we had undisbursed construction loan commitments of $99.9 million.

Of our total loans outstanding at December 31, 2005, 52% were due in one year or less, 28% were due in 1-5 years and 20% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2005
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$89,982,300	$54,064,800	$7,834,500	$151,881,600
Construction loans	160,211,100	32,525,300	3,024,800	195,761,200
Real estate loans	38,463,000	58,794,500	85,679,500	182,937,000
Other loans	1,798,400	7,213,000	14,539,300	23,550,700

	$290,454,800	$152,597,600	$111,078,100	$554,130,500

Under applicable regulations, we may not make loans in excess of our legal lending limit. In general, this limit is 25% of our regulatory capital for secured loans and 15% of our regulatory capital for unsecured loans. Our legal lending limits at December 31, 2005 were $17.1 million for secured loans and $10.3 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders. Historically, we have not subordinated our retained interest in these loans to the participation interest and have retained the servicing rights for the loans, for which we receive a servicing fee from the participants. At December 31, 2005, we were servicing $128 million in participated loans, including $45 million in construction loans, $60 million in SBA loans and $23 million in real estate loans, as compared with $75 million in participated loans at the end of 2004, including $19 million of construction loans, $45 million in SBA loans and $11 million in real estate loans.

Of our total loans outstanding, approximately 83% and 77% had adjustable rates at December 31, 2005 and 2004, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS

(loans due after one year)

	At December 31, 2005
	Fixed Rate	Adjustable Rate
Commercial loans	$8,911,700	$53,047,600
Construction loans	496,100	35,054,000
Real estate loans	30,872,800	114,148,700
Other loans	5,838,800	15,913,500

	$46,119,400	$218,163,800

We from time to time refer or sell certain commercial real estate loans to third parties and receive a broker fee if and when the loan funds.

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

SBA loans are designed for small business owners and are generally guaranteed, in part, up to 75% by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically sold to third parties the SBA-guaranteed portion of our SBA loans. We originated $31 million and $24 million of SBA loans in 2005 and 2004, respectively. At December 31, 2005, we had $19 million of SBA loans outstanding, and we were servicing an additional $60 million of SBA loans.

Construction Loans. We make loans to finance the acquisition, development and/or construction of individual and tract single-family residences and multifamily and commercial properties. Loans to finance the construction of individual single-family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties.

Our construction loans generally have terms from 12 to 18 months and bear interest at adjustable rates. The loan-to-value ratio of our construction loans generally does not exceed 75% of the estimated value of the project upon completion. We require the borrower to have equity in the project (generally 15% of the acquisition, development and construction costs) in connection with each construction loan. Construction loans to developers for tract projects require repayment from the proceeds of unit sales at a rate greater than pro-rata based on the ratio of the loan amount to project costs including an interest reserve. We generally require personal guarantees from corporate or other entity borrowers. We disburse construction loan proceeds through a bonded fund control company which is required to carefully monitor disbursements based on the project budget and percent completion or through our construction loan disbursement section. We require a current appraisal in connection with each of our construction loans.

We also make land development loans to borrowers who demonstrate the experience and expertise in successful land planning, zoning and lot development. These loans are typically made with the expectation that we will provide financing for the construction loan. The land development loans generally have a maturity of 12 to 18 months.

During 2005, we have significantly increased the amount of construction loans, both in dollar amounts and as a percentage of our total loans. This increase in loans is partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of the year as well a continued demand for construction loan financing. The amount of outstanding construction loans outstanding exceeded the dollar limits established by us at December 31, 2005. However, we plan to meet the concentration limits by December 31, 2006 through loan participations, loan sales and anticipated payoffs on completed projects.

Real Estate Loans. Our real estate loans include fixed and adjustable rate loans secured by primarily commercial and, to a lesser extent, residential properties. These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans in our loan portfolio at December 31, 2005 generally did not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We require a current appraisal in connection with each real estate loan originated. Generally, our real estate loan borrowers are single-asset limited liability companies or operate their businesses at the properties.

Other Loans. We offer other types of loans, including home equity lines of credit. Home equity lines of credit generally have adjustable rates and provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower’s residence, net of senior debt, at the time of origination.

Asset Quality and Credit Risk Management

We assess and manage credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. We have a Board of Directors Loan Workout Committee which meets quarterly to review, monitor and establish the plan of action for all criticized assets and review the adequacy of the allowance for loan losses (“ALL”). As part of the control process, an independent credit review firm regularly examines our loan portfolio and other credit processes. In addition to this credit review process, our loan portfolio is subject to examination by the FDIC and the California DFI in the normal course of business. Underlying trends in the economic and business cycle will influence credit quality. We seek to manage and control our risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond our control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALL. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by our regulators and us may indicate a requirement for increases in the ALL through charges to the provision for loan losses.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructurings (“TDRs”). OREO is comprised of real estate acquired in satisfaction of loans either through foreclosure or deed in lieu of foreclosure.

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	December 31,
	2005	2004	2003	2002	2001
Non-accrual loans	$694,600	$—	$2,137,900	$117,500	$848,000
Accruing loans past due 90 days or more	—	—	—	—	55,700
Troubled debt restructurings	$570,900	$637,800	—	—	—
Other real estate owned	—	—	—	—	—

Total	$1,265,500	$637,800	$2,137,900	$117,500	$903,700

Ratio of non-performing loans to total loans	0.23%	0.21%	1.07%	0.08%	0.79%

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

Non-accrual loans at December 31, 2005 increased to $0.7 million from none at December 31, 2004. Non-accrual loans at December 31, 2005 consisted of one loan secured by an industrial property located in Virginia which is considered well secured.

Interest income of $900 and $81,800 was recorded on non-accrual loans in 2005 and 2004, respectively; the additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $2,300 and $83,500 for 2005 and 2004, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2005 and 2004.

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

We had no loans contractually past due 90 or more days and still accruing interest at December 31, 2005 or 2004.

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

At December 31, 2005, we had a $570,900 loan which had been classified as a TDR. The TDR loan represents a commercial line of credit secured by all of the borrower’s assets. The loan was classified as a non-accrual loan at December 31, 2003. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. The loan has been written down by $0.2 million which represents the difference between the principal balance of the loan and the present value of the expected future cash payments. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

Other Real Estate Owned. We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had no OREO in 2005 or 2004.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At December 31, 2005 and 2004, we had classified $2.0 million (which amount included $1.3 million of non-performing loans) and $1.5 million (which amount included $0.6 million of non-performing loans), respectively, of our loans as impaired. As of December 31, 2005, we had established specific reserves of $0.2 million on $0.8 million of impaired loans. As of December 31, 2004, we had established specific reserves of $0.4 million on $0.8 million of impaired loans. In 2005, we collected $8.8 million on impaired loans, of which $8.4 million was credited to principal outstanding and $0.4 million was recognized as interest income. In 2004, we collected $6.2 million on impaired loans, of which $5.9 million was credited to principal outstanding and $0.3 million was recognized as interest income. The average balance of impaired loans was $6.5 million in 2005 and $6.7 million in 2004.

Allowance for Loan Losses (“ALL”)

The ALL consists of specific, general and unallocated components. The specific component relates to loans that are classified as either special mention, substandard, doubtful or loss including impaired loans (rated 7, 8, 9, or 10 in our loan grading system). The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories:

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2005		2004		2003
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$2,411,000	27.4%	$1,343,800	26.7%	$1,601,000	26.0%
Construction loans	1,996,000	35.3	822,600	27.1	592,200	27.6
Real estate loans	1,261,000	33.1	929,600	40.8	608,400	40.0
Other loans	186,000	4.2	174,500	5.4	156,900	6.4
Unallocated	197,000	—	207,400	—	72,200	—

Total	$6,051,000	100.0%	$3,477,900	100.0%	$3,030,700	100.0%

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2002		2001
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
Commercial loans	$647,000	24.2%	$1,321,000	31.1%
Construction loans	367,000	27.6	728,000	29.0
Real estate loans	796,000	42.6	241,000	33.6
Other loans	107,000	5.6	113,000	6.3
Unallocated	65,900	—	23,500	—

Total	$1,982,900	100.0%	$2,426,500	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2005	2004	2003	2002	2001
Balance at beginning of period	$3,477,900	$3,030,700	$1,982,900	$2,426,500	$2,023,400
Charge-offs:
Commercial loans	—	(472,700)	(649,900)	(1,022,400)	(36,200)
Construction loans	—	—	—	(218,000)	—
Other loans	—	—	(9,800)	—	—

Total charge-offs	—	(472,700)	(659,700)	(1,240,400)	(36,200)

Recoveries:
Commercial loans	25,300	169,900	132,500	80,700	39,300
Other loans	—	—	—	16,100	—

Total recoveries	25,300	169,900	132,500	96,800	39,300

Net (charge-offs) recoveries	25,300	(302,800)	(527,200)	(1,143,600)	3,100
Other adjustments	38,300	—	—	—	—
Additional provisions	2,509,500	750,000	1,575,000	700,000	400,000

Balance at end of period	$6,051,000	$3,477,900	$3,030,700	$1,982,900	$2,426,500

Ratio of allowance for loan losses to loans outstanding	1.10%	1.15%	1.52%	1.38%	2.12%
Ratio of net (charge offs) recoveries during the period to average loans outstanding during the period	0.006%	(0.128)%	(0.304)%	(0.835)%	0.003%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2005, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain collateral supporting those commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2005, we had undisbursed loan commitments of $226.6 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2005, we had outstanding standby letters of credit and financial guarantees with a potential $3.0 million of obligations, all of which will mature at various dates through 2008.

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

The following table sets forth the amount of time deposits of $100,000 and over maturing within certain intervals at December 31, 2005:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	One to Three Years	Over Three Years	Total
Branches	$4,360,400	$9,715,700	$19,885,600	$1,364,300	$—	$35,326,000
Money desk	2,240,000	3,491,700	8,160,500	7,981,500	400,000	22,273,700
Brokered	1,920,000	8,954,400	13,303,300	64,207,000	37,462,000	125,846,700

Total	$8,520,400	$22,161,800	$41,349,400	$73,552,800	$37,862,000	$183,446,400

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	At December 31,
	2005			2004		2003
	Amount		Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Branches	$330,079,600		59.5%	$254,481,300	83.5%	$175,555,000	78.1%
Money desk	75,382,800		14.2	9,719,200	3.2	26,517,300	11.8
Brokered	125,846,700	(1)	23.7	40,592,400	13.3	22,634,000	10.1

Total	$531,309,100		100.0%	$304,792,900	100.0%	$224,706,300	100.0%

(1)	All except approximately $10 million of brokered deposits were arranged by one broker for over 1,300 different depositors as of December 31, 2005.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit with their customers. During 2005, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to six years. We limit the amount of money desk and brokered deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at December 31, 2005 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear relatively higher interest rates. Further, the deposits obtained through this broker as of December 31, 2005 mature at various times through June 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue its efforts to increase its levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

In recent years, the interest rates on certificates of deposit we have obtained through brokers generally have been lower than the interest rates then offered through our money desk or to local customers for certificates of deposit with comparable maturities. We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty smaller banks with several branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

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

The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at December 31, 2005:

CONCENTRATION OF DEPOSITS

	December 31, 2005
	Demand	Savings and Money Market	Certificates of Deposit
Total deposits	$115,447,800	$165,363,300	$250,498,000 (1)
Balances from largest:
Single depositor	$9,747,000	$16,469,300	$1,668,000
% of total deposits	1.78%	3.10%	.31%
Five depositors	$19,517,200	$55,348,400	$15,741,200
% of total deposits	3.67%	10.42%	2.96%

(1)	Includes $125.8 million obtained through one broker for over 1,300 different depositors.

Note: One depositor appeared in more than one category with total deposits of $18,764,700.

Borrowed Funds

FHLB Advances. At December 31, 2005, we had $35.0 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $119.1 million. The advances mature on various dates between 2006 and 2010. Advances totaling $10.0 million bear interest at a weighted average fixed rate of 2.56% and advances totaling $25.0 million bear interest at a rate of the prime lending rate less a weighted average rate of 2.78% (4.47% at December 31, 2005). Interest is payable quarterly or semi-annually with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2005	2004
Maximum balance	$83,000,000	$79,000,000
Average daily balance	$42,294,100	$35,392,500
Weighted average rate paid during the year	3.16%	2.68%
Balance at year-end	$35,000,000	$67,000,000

Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 7.79% at December 31, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (at a current rate of 6.31%). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

Securities Sold Under Agreements to Repurchase. Commencing in December 2005, we entered into repurchase agreements with a number of entities controlled by one individual that had previously maintained a large amount of deposits with us in money market and non-interest bearing demand accounts that exceeded FDIC insurance limits. Under our new arrangement, funds in excess of a certain threshold in these accounts are swept into securities sold under agreements to repurchase (“repurchase agreements”). These are in essence overnight loans collateralized by certain of our investment securities that bear interest. At December 31, 2005, these entities held repurchase agreements in the amount of $41.1 million bearing interest at 2.50% per annum collateralized by investment securities with a carrying value of $42.4 million.

Selected Financial Ratios

The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	2005	2004	2003
Net income to average assets	1.16%	1.16%	0.90%
Net income to average equity	22.09%	23.97%	16.34%
Average equity to average assets	5.24%	4.84%	5.50%

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

We establish allowances for loan losses against each segment of our loan portfolio. At December 31, 2005, our allowance for loan losses equaled 1.10% of loans. Although we believe that we have established adequate allowances for loan losses as of December 31, 2005 the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At December 31, 2005, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At December 31, 2005, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $119.1 million, representing 21.5% of our loan portfolio, and additional commitments for these projects in the amount of $99.9 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One customer represents a large amount of deposits and borrowings that can be withdrawn immediately, and the sudden withdrawal or material reduction of these deposits or borrowings could have a material adverse affect on us.

One customer represents a number of entities that provide us funds through deposits and repurchase agreements. Under our arrangements with these entities, funds in the deposit accounts that exceed the FDIC insurance limit are swept into overnight repurchase agreements. The repurchase agreements are in essence overnight borrowings collateralized by certain of our investment securities that are held by an independent third party financial institution that can cause the securities to be liquidated upon default. Most of these deposits can be withdrawn upon demand without penalty. In 2005, the maximum month-end amount of funds provided by entities controlled by this individual at any date was $62.4 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. We might have to replace these borrowings with higher cost borrowings (which would adversely affect our net interest income). If we did not have adequate liquidity at the time of his demand, it is possible that some or all the securities collateralizing the repurchase agreements would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities.

During 2005, a significant portion of our deposits were obtained through brokers, and almost all of these deposits were obtained through one broker.

We attract a significant amount of deposits from brokers who place certificates of deposit with their customers. As of December 31, 2005, brokered deposits were $125.8 million representing 23.7% of total deposits as compared to $60.6 million at December 31, 2004 representing 13.3% of total deposits. All except $10.0 million of our brokered deposits at December 31, 2005 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of December 31, 2005 mature at various times through June 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue its efforts to increase its levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

If the Bank becomes less than “well capitalized” under the prompt corrective action rules, we may not accept brokered deposits without FDIC approval and may have to pay higher rates to attract deposits through our money desk.

Under FDIC regulations, banks that are not “well capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if we are not “well capitalized”, we may have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Alliance Bancshares California:

We have audited the accompanying consolidated balance sheets of Alliance Bancshares California and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company restated its 2004 financial statements to reflect the reclassification of its redeemable preferred stock from shareholders’ equity to mezzanine capital.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancshares California and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/    MCGLADREY & PULLEN, LLP

Pasadena, California

April 5, 2006

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(As restated. See Note 20)
Assets
Cash and due from banks	$15,574,200	$10,692,600
Federal funds sold	14,575,000	8,895,000
Total cash and cash equivalents	30,149,200	19,587,600
Time deposits with other financial institutions	8,244,900	5,018,000
Securities held to maturity, fair market value $73,733,600 at December 31, 2005; $72,933,200 at December 31, 2004	75,479,000	72,782,800
Loans held for sale	607,500	3,211,200
Loans, net of the allowance for loan losses of $6,051,000 at December 31, 2005; $3,477,900 at December 31, 2004	544,819,400	298,656,400
Equipment and leasehold improvements, net	3,994,700	3,001,900
Accrued interest receivable and other assets	11,678,500	7,578,000

Total assets	$674,973,200	$409,835,900

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$106,405,100	$88,187,000
Interest bearing:
Demand	9,042,700	5,362,200
Savings and money market	165,363,300	146,255,600
Certificates of deposit	250,498,000	64,988,100

Total deposits	531,309,100	304,792,900
Accrued interest payable and other liabilities	4,111,200	2,298,600
FHLB advances	35,000,000	67,000,000
Securities sold under agreements to repurchase	41,133,600	—
Junior subordinated debentures	17,527,000	7,217,000

Total liabilities	629,080,900	381,308,500

Commitments and contingencies	—	—

Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized—20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding—733,050 shares at December 31, 2005 and 2004	7,697,000	7,697,000
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding—667,096 shares at December 31, 2005; none at December 31, 2004	11,318,600	—

Total redeemable preferred stock	19,015,600	7,697,000

Shareholders’ equity:
Common stock, no par value:
Authorized—20,000,000 shares
Outstanding—6,065,579 shares at December 31, 2005; 5,867,679 shares at December 31, 2004	6,406,600	6,090,800
Undivided profits	20,470,100	14,739,600

Total shareholders’ equity	26,876,700	20,830,400

Total liabilities, redeemable preferred stock and shareholders’ equity	$674,973,200	$409,835,900

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended December 31,
	2005	2004
Interest Income:
Interest and fees on loans	$34,300,100	$16,771,300
Interest on time deposits with other financial institutions	135,200	86,400
Interest on securities held to maturity	2,747,400	2,130,700
Interest on federal funds sold	518,600	265,300

Total interest income	37,701,300	19,253,700

Interest Expense:
Interest on deposits	10,105,600	3,638,400
Interest on FHLB advances & other borrowings	1,391,000	754,800
Interest on convertible subordinated debentures	—	194,300
Interest on junior subordinated debentures	948,500	352,300

Total interest expense	12,445,100	4,939,800

Net interest income before provision for loan losses	25,256,200	14,313,900
Provision for Loan Losses	2,509,500	750,000

Net interest income	22,746,700	13,563,900
Non-Interest Income:
Service charges and fees	883,300	1,018,200
Net gains on sales of loans held for sale	711,000	734,900
Broker fees on loans	819,900	1,154,000
Other non-interest income	593,600	647,300

Total non-interest income	3,007,800	3,554,400
Non-Interest Expense:
Salaries and related benefits	8,056,200	5,488,800
Occupancy and equipment expenses	2,381,200	1,555,700
Professional fees	799,300	446,500
Data processing	775,800	589,800
Other operating expense	3,647,500	2,482,800

Total non-interest expense	15,660,000	10,563,600

Earnings Before Income Tax Expense	10,094,500	6,554,700
Income tax expense	3,882,200	2,616,300

Net Earnings	$6,212,300	$3,938,400

Earnings per Common Share:
Basic earnings per share	$0.93	$0.78
Diluted earnings per share	$0.90	$0.61

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$6,212,300	$3,938,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	931,600	474,100
Depreciation and amortization	858,400	421,800
Deferred income taxes	(821,800)	(36,100)
Provision for loan losses	2,509,500	750,000
Net gains on sales of loans held for sale	(711,000)	(734,900)
Proceeds from sales of loans held for sale	30,444,400	16,844,900
Originations of loans held for sale	(27,129,700)	(14,371,100)
Tax benefit of non-qualified stock options	191,700	—
(Increase) in accrued interest receivable and other assets	(3,203,700)	(940,500)
Increase in accrued interest payable and other liabilities	1,812,600	242,400

Net cash provided by operating activities	11,094,300	6,589,000

Cash Flows from Investing Activities:
Net increase in:
Time deposits with other financial institutions	(3,226,900)	(1,009,300)
Loans	(248,672,500)	(103,811,700)
Purchase of equipment and leasehold improvements	(1,851,200)	(2,274,600)
Purchase of securities held to maturity	(12,712,900)	(57,090,200)
Proceeds from maturities of securities held to maturity	9,085,100	20,147,700
Investment in statutory trust	(310,000)	—
Proceeds from (purchase of) FHLB stock	235,000	(1,506,200)

Net cash used by investing activities	(257,453,400)	(145,544,300)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	21,898,700	25,013,200
Savings and money market	19,107,600	56,792,300
Certificates of deposit	185,509,900	(1,725,900)
Proceeds from issuance of preferred stock	11,318,600	7,697,000
Proceeds from issuance of junior subordinated debentures	10,310,000	—
Increase in securities sold under agreements to repurchase	41,133,600	—
Proceeds from stock options exercised	210,800	65,000
Proceeds from warrants exercised	105,000	—
Dividends paid on preferred stock	(673,500)	(137,700)
(Repayments of) proceeds from FHLB advances	(32,000,000)	35,000,000

Net cash provided by financing activities	256,920,700	122,703,900

Net increase (decrease) in cash and cash equivalents	10,561,600	(16,251,400)
Cash and cash equivalents, beginning of year	19,587,600	35,839,000

Cash and Cash Equivalents, end of year	$30,149,200	$19,587,600

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$11,622,900	$4,863,300
Income taxes	$4,915,000	$2,783,900
Supplemental Disclosure of Non-cash Transactions:
Non-cash financing activities:
Conversion of convertible subordinated debentures into 1,250,000 shares of common stock	$—	$2,500,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Two Years Ended December 31, 2005

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, January 1, 2004	4,567,679	$3,525,800	$11,073,600	$14,599,400
Stock options exercised	50,000	65,000	—	65,000
Conversion of debentures	1,250,000	2,500,000	—	2,500,000
Dividends on preferred stock	—	—	(272,400)	(272,400)
Net earnings	—	—	3,938,400	3,938,400

Balance, December 31, 2004 (As restated. See Note 20)	5,867,679	6,090,800	14,739,600	20,830,400
Stock options exercised	97,900	210,800	—	210,800
Warrants exercised	100,000	105,000	—	105,000
Dividends on preferred stock	—	—	(673,500)	(673,500)
Tax benefit of non-qualified stock options			191,700	191,700
Net earnings	—	—	6,212,300	6,212,300

Balance, December 31, 2005	6,065,579	$6,406,600	$20,470,100	$26,876,700

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), Alliance Bank (the “Bank”) and Lexib Realcorp, a wholly owned subsidiary of Alliance Bank. Bancshares is a bank holding company incorporated on February 17, 2000 in the State of California. The Bank is a commercial bank incorporated on July 11, 1979 in the State of California. The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation. The Bank conducts its financial services primarily in the six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California and other states. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

Bancshares has two additional wholly owned subsidiaries, Alliance Bancshares California Capital Trust I, which it formed in 2002, and Alliance Bancshares California Capital Trust II, which it formed in 2005, (collectively known as the “Trusts”) to issue trust preferred securities. These subsidiaries are not consolidated as a result of the implementation of FIN 46R. As a result, the accompanying consolidated balance sheets include the investment in the Trusts of $527,000 in other assets.

The accounting and reporting policies of the Bank and the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

The following are descriptions of the more significant of those policies:

A. Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank and the Bank’s wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

B. Reclassifications

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation. These reclassifications had no change to net earnings or earnings per share.

C. Securities Held to Maturity

The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

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

E. Loans

Loans receivable that management has the intent and the ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by net deferred loan fees and costs and an allowance for loan losses. Interest is accrued daily on the outstanding balances. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield using the effective interest method. The Company amortizes these amounts over the contractual life of the loan.

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

G. Loan Sales and Servicing

The Company originates loans to customers under a SBA program that provides for SBA guarantees of generally 75% of the principal amount of each loan. The Company routinely sells the guaranteed portion of these loans to third parties and retains the unguaranteed portion of the loans. Transfers of loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred loans, is received in exchange. For loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets are estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. There was no impairment of servicing assets identified as of December 31, 2005.

The aggregate principal balance of SBA loans serviced for others was $59,989,000 and $45,351,500 at December 31, 2005 and 2004, respectively.

H. Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock and it has no quoted market value. The total amount of FHLB stock included in other assets was $2,914,000 and $3,149,000 at December 31, 2005 and 2004, respectively.

I. Redeemable Preferred Stock

The Company classifies redeemable preferred stock as mezzanine capital if it is redeemable at the option of the Company and a majority of the Board of Directors of the Company owns the stock, or at the option of the holder.

J. Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of the leasehold improvement or the term of the lease, whichever is shorter. Equipment and leasehold improvements are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

K. Basic and Diluted Earnings per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the “if converted” method to convertible shares and the treasury stock method to stock options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS computation does not include the anti-dilutive effect of 51,000 options for the year ended December 31, 2005. There were no anti-dilutive options for the year ended December 31, 2004.

L. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

M. Time Deposits with Other Financial Institutions

Time deposits with other financial institutions have an original maturity of three months to two years and are carried at cost at December 31, 2005.

N. Income Taxes

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

O. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.

P. Stock-Based Compensation

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

	2005	2004
Net earnings, as reported	$6,212,300	$3,938,400
Less—Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(190,300)	(94,700)

Pro forma net earnings	$6,022,000	$3,843,700

Earnings per share:
Basic:
As reported	$0.93	$0.78
Pro forma	0.90	0.76
Diluted:
As reported	0.90	0.61
Pro forma	0.87	0.59

Q. Fair Value of Financial Instruments

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

Commitments to extend credit and standby letters of credit: The carrying amounts of commitments to extend credit and standby letters of credit approximate fair value as the instruments predominately have adjustable rates and are short term in nature.

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

Borrowings: Fair value for FHLB advances, junior subordinated debentures and securities sold under agreements to repurchase are estimated using rates currently available for similar borrowings with similar credit risk and for the remaining maturities. The carrying amount of these borrowings approximates their fair value.

R. Securities Sold Under Agreements to Repurchase

We periodically enter into repurchase agreements in which the Company acquires funds which are immediately available by selling securities and simultaneously agreeing to repurchase the same or similar securities after a specified time at a given price (repurchase agreements). Fixed coupon repurchase agreements are treated as financing activities. Accordingly, the securities underlying the agreements remain in the securities balance, and the obligations to repurchase securities sold are reflected as a liability.

S. Operating Segments

The Company has operating segments which have been aggregated into one reporting segment as provided in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.”

T. Recent Accounting Pronouncements

SFAS No. 154. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

SFAS No. 123R. In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004),” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS No. 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize total pre-tax, quarterly compensation cost of approximately $0.1 million beginning in the first quarter of 2006, in accordance with the accounting requirements of SFAS No. 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

FSP No. 115-1. In November 2005, the FASB issued FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP No. 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP No. 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

2. Balances at the Federal Reserve Bank

The Federal Reserve Board regulations require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The reserve balance required to be maintained at the Federal Reserve Bank was $193,000 and $4,350,000 at December 31, 2005 and 2004, respectively.

3. Securities Held to Maturity

The amortized cost and estimated fair value of securities held to maturity at December 31 2005 and 2004 were as follows:

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$26,946,200	$4,300	$353,200	$26,597,300
Corporate bonds	11,671,100	—	922,300	10,748,800
Collateralized mortgage obligations and mortgage backed securities	36,861,800	—	474,200	36,387,600

	$75,479,000	$4,300	$1,749,700	$73,733,600

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	$19,958,500	$8,500	$167,600	$19,799,400
Corporate bonds	12,295,500	168,800	28,200	12,436,100
Collateralized mortgage obligations and mortgage backed securities	40,528,800	276,200	107,300	40,697,700

	$72,782,800	$453,500	$303,100	$72,933,200

The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company had no tax-exempt securities for the years ended December 31, 2005 or 2004.

	Amortized Cost	Estimated Fair Value
Within one year	$11,003,800	$10,821,500
After one year but within five years	27,613,400	26,524,500
Collateralized mortgage obligations and mortgage backed securities	36,861,800	36,387,600

	$75,479,000	$73,733,600

At December 31, 2005, securities with an amortized cost of $55,263,600 were pledged at the Federal Reserve to secure a discount line and at Wells Fargo Bank to secure repurchase agreements with one of the Bank’s depositors. At December 31, 2004, securities with an amortized cost of $56,884,900 were pledged to secure a discount line at the Federal Reserve Bank and borrowings at the Federal Home Loan Bank.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004 are summarized as follows:

2005	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities	$2,973,000	$21,400	$18,646,800	$331,800	$21,619,800	$353,200
Corporate bonds	7,832,600	731,800	2,916,200	190,500	10,748,800	922,300
Collateralized mortgage obligations and mortgage backed securities	28,972,400	283,300	7,415,200	190,900	36,387,600	474,200

	$37,778,000	$1,036,500	$28,978,200	$713,200	$68,756,200	$1,749,700

2004	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities	$16,929,800	$125,500	$2,953,200	$42,100	$19,883,000	$167,600
Corporate bonds	3,131,700	28,200	—	—	3,131,700	28,200
Collateralized mortgage obligations and mortgage backed securities	7,532,500	52,000	1,401,900	55,300	8,934,400	107,300

	$27,594,000	$205,700	$4,355,100	$97,400	$31,949,100	$303,100

The Company’s analysis of these securities and the unrealized losses was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

The corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities are rated as less than investment grade at December 31, 2005. The unrealized loss greater than 12 months at December 31, 2005 included $120,200 related to one GMAC issue. Because these securities mature within the next two years, the Company believes that it will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at December 31, 2005 or 2004.

4. Loans

The composition of loans at the dates indicated was as follows:

	December 31,
	2005	2004
Commercial loans	$151,881,600	$81,115,000
Construction loans	195,761,200	82,152,900
Real estate loans	182,937,000	123,851,800
Other loans	23,550,700	16,360,600

Total	554,130,500	303,480,300
Less—net deferred loan fees	(3,260,100)	(1,346,000)
Less—allowance for loan losses	(6,051,000)	(3,477,900)

Net loans	$544,819,400	$298,656,400

The Company originates commercial, construction, real estate and installment loans primarily to small to mid-sized businesses, builders and professionals located in Southern California. The amount of collateral obtained, if deemed necessary by the Company, is determined in accordance with the Company’s underwriting criteria. During 2005, we have significantly increased the amount of construction loans, both in dollar amounts and as a percentage of the Bank’s total loans. This increase in loans is partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of the year as well a continued demand for construction loan financing. The amount of outstanding construction loans exceeded the limits established by the Company at December 31, 2005. However, the Company plans to meet the concentration limits by December 31, 2006 through loan participations, loan sales and anticipated payoffs on completed projects.

At December 31, 2005 and 2004, qualifying loans with an outstanding balance of $119,084,500 and $55,155,300, respectively, were pledged to secure advances at Federal Home Loan Bank.

An analysis of the activity in the allowance for loan losses for the years at the dates indicated is as follows:

	December 31,
	2005	2004
Balance, beginning of year	$3,477,900	$3,030,700
Recoveries	25,300	169,900
Provision for loan losses	2,509,500	750,000
Charge offs	—	(472,700)
Other adjustments	38,300	—

Balance, end of year	$6,051,000	$3,477,900

Loans on which the accrual of interest had been discontinued amounted to $694,600 at December 31, 2005 and none at December 31, 2004. If interest on those loans had been accrued, such income would have approximated $2,300 and $83,500 for 2005 and 2004, respectively.

The following is a summary of the information pertaining to impaired loans at the dates indicated:

	December 31,
	2005	2004
Impaired loans with a valuation allowance	$783,600	$841,300
Impaired loans without a valuation allowance	1,223,400	637,800

Total impaired loans	$2,007,000	$1,479,100

Valuation allowance related to impaired loans	$249,900	$382,500

Average recorded investment in impaired loans	$6,521,500	$6,716,000

Cash collections applied to reduce principal balance	$8,396,900	$5,881,500

Interest income recognized on cash collections	$420,400	$329,100

5. Equipment and Leasehold Improvements

The amount of depreciation and amortization included in operating expenses was $858,400 and $421,800 for 2005 and 2004, respectively, and was based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

Equipment and leasehold improvements at the dates indicated consisted of the following:

	December 31,
	2005	2004
Furniture, fixtures and equipment	$5,533,900	$4,477,900
Leasehold improvements	1,783,900	978,800

	7,317,800	5,456,700
Less—Accumulated depreciation and amortization	(3,323,100)	(2,454,800)

	$3,994,700	$3,001,900

6. Income Taxes

The provision (benefit) for income taxes for the dates indicated consisted of the following:

	Year Ended December 31,
	2005	2004
Current:
Federal	$3,477,700	$2,028,300
State	1,226,300	624,100

	4,704,000	2,652,400
Deferred:
Federal	(587,400)	(58,100)
State	(234,400)	22,000

	(821,800)	(36,100)

	$3,882,200	$2,616,300

As a result of the following items, the total provision (benefit) for income taxes for the dates indicated was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Year Ended December 31,
	2005	2004
Federal income tax at statutory rate	34.0%	34.0%
Changes due to: State franchise tax, net of federal income tax benefit	6.4	5.9
Other	(1.9)	—

	38.5%	39.9%

Deferred tax assets and liabilities consisted of the following at December 31:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,361,800	$1,269,300
Fixed assets	(332,400)	(84,400)
State income taxes	232,600	125,600
Other, net	(129,500)	200

	2,132,500	1,310,700
Valuation allowance	—	—

Net deferred tax asset included in other assets	$2,132,500	$1,310,700

7. Earnings Per Share

Basic and diluted earnings per share for the years ended December 31 are computed as follows:

2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$6,212,300
Cash dividends on convertible preferred stock	(673,500)

Net earnings available to common shareholders	5,538,800	5,972,463	$0.93
Cash dividends on convertible preferred stock	673,500
Effect of exercise of options and warrants	—	225,889
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$6,212,300	6,931,402	$0.90

2004	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$3,938,400
Cash dividends on convertible preferred stock	(272,400)

Net earnings available to common shareholders	3,666,000	4,711,764	$0.78
Cash dividends on convertible preferred stock	272,400
Effect of conversion of subordinated debentures	105,200	1,127,459
Effect of exercise of options and warrants	—	284,956
Effect of conversion of preferred stock	—	552,792

Diluted earnings per share:
Net earnings available to common shareholders	$4,043,600	6,676,971	$0.61

8. Employee Benefit Plans

The Company has two employee stock plans, the 1996 Combined Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 1996 Plan expired in February 2006, although options remain outstanding under that Plan.

The 1996 Plan provided for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 1996 Plan provided that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year.

The 2005 Plan provides for the issuance of awards in the form of incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. Awards covering a maximum of 450,000 shares of common stock of the Company may be granted to directors, officers, employees and consultants. Each stock option or stock appreciation right must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). The sales price of restricted stock may not be less than the fair market value of such stock.

As of December 31, 2005, under the Plans 398,500 shares had been issued, options to purchase 441,500 shares were outstanding, and 410,000 shares remained available for future options.

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in 2005 and 2004: average risk-free interest rate of 4.27% and 4.24%, respectively; expected lives ranging from 5 to 10 years for both periods; and the estimated volatility of Company’s common stock of 39% and 34%, respectively. The average fair value per share of options granted during 2005 and 2004 was $6.80 and $4.22, respectively.

A summary of the status of the Plans and changes during the years ended December 31 is presented below:

	Shares	Weighted Average Exercise Price
2005
Outstanding at beginning of year	418,500	$4.19
Granted	130,000	12.86
Exercised	(97,900)	2.51
Forfeited	(9,100)	7.40

Outstanding at end of year	441,500	6.50

Options exercisable at year-end	185,100	2.63

2004
Outstanding at beginning of year	368,000	$2.48
Granted	105,500	8.96
Exercised	(50,000)	1.30
Forfeited	(5,000)	7.07

Outstanding at end of year	418,500	4.19

Options exercisable at year-end	240,000	1.56

The following information applies to options outstanding at December 31, 2005:

	Exercise Price
	$1.00-$2.00	$2.01-$2.75	$6.10-$6.71	$8.50-$11.00	$15.75
Number of options outstanding	129,000	26,000	61,000	174,500	51,000
Weighted-average exercise price	$1.31	$2.73	$6.25	$9.87	$15.75
Weighted-average remaining contractual life	2.1 years	5.5 years	6.3 years	8.7 years	9.8 years
Number of options exercisable	129,000	21,000	18,400	16,700	—
Weighted average exercise price of options exercisable	$1.31	$2.73	$6.10	$8.81	N/A

The Company has an employee retirement savings plan which qualifies as a 401(k) savings plan for federal income tax purposes. The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 5% of each employee’s gross salary (4% in 2004). For the years ended December 31, 2005 and 2004, the Company contributed approximately $290,100 and $174,600, respectively.

9. Certificates of Deposit

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at December 31, 2005 and 2004 was approximately $183,446,400 and $53,518,000, respectively. Interest expense on such deposits was approximately $3,505,700 in 2005 and $815,300 in 2004.

The approximate scheduled maturities of certificates of deposit at December 31, 2005 was as follows:

Amount
2006	$106,556,100
2007	46,572,900
2008	26,818,700
2009	26,189,000
2010	33,357,000
2011	5,000,000
Thereafter	99,000

Total	$244,592,700

Time deposits included in IRA accounts have been excluded from the above maturities.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. Certificates of deposit include amounts arranged through a single intermediary totaling 51.5% and 62.5% of all certificates of deposit at December 31, 2005 and 2004, respectively. The weighted average interest rate on brokered certificates of deposit at December 31, 2005 and 2004 was 4.21% and 2.95%, respectively.

10. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Lease Commitments. The Company entered into noncancelable operating leases relating to its corporate headquarters and Los Angeles Regional Office through January 2010, its Orange County Regional Office through November 2007, its San Fernando Valley Regional Office through February 2012, its Media Center Regional Office through September 2009 and its Real Estate Industries Division Office through May 2008. The future minimum lease payments under the five leases as of December 31, 2005 are as follows:

Minimum Lease Payments
2006	$1,106,000
2007	1,102,500
2008	737,800
2009	607,100
2010	147,600
Thereafter	142,500

$3,843,500

Certain lease agreements provide for scheduled rent increases during the lease term. Such “stepped” rent expense is recorded on a straight line basis over the respective terms of the leases. Rent expense for the years ended December 31, 2005 and 2004 totaled approximately $1,123,300 and $921,700, respectively.

Legal Contingencies. The Company is subject to various claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to any matters existing at December 31, 2005.

Financial Instruments with Off-Balance Sheet Risk. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company had the following financial instruments as of December 31, 2005:

Contractual or Notional Amount
Commitments to extend credit	$226,626,000
Standby letters of credit and financial guarantees written	$2,998,000

Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit existing at December 31, 2005 will mature at various dates through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

11. Parent Company Only Condensed Financial Statements

The condensed parent company financial statements of Bancshares follow:

Condensed Balance Sheet

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash and due from banks	$144	$296
Investments in subsidiaries	62,940	35,155
Other assets	757	490

Total assets	$63,841	$35,941

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity:
Other liabilities	$422	$197
Junior subordinated debentures	17,527	7,217
Redeemable preferred stock	19,016	7,697
Shareholders’ equity	26,876	20,830

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$63,841	$35,941

Condensed Statements of Earnings

	2005	2004
	(Dollars in thousands)
Dividend from Bank	$700	$400
Interest and other expenses	(1,017)	(383)

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	(317)	17
Income tax benefit	395	153

Income before equity in undistributed earnings of subsidiaries	78	170
Equity in undistributed earnings of subsidiaries	6,134	3,768

Net earnings	$6,212	$3,938

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$6,212	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,134)	(3,768)
(Increase) in other assets	(267)	(128)
Increase (decrease) in other liabilities	417	148

Net cash provided by operating activities	228	190
Cash Flows from Investing Activities:
Investment in subsidiaries	(21,651)	(7,697)

Net cash used in investing activities	(21,651)	(7,697)

Cash Flows from Financing Activities:
Proceeds from stock options and warrants exercised	316	65
Proceeds from sale of preferred stock	11,319	7,697
Proceeds from issuance of junior subordinated debentures	10,310	—
Dividend paid on preferred stock	(674)	(272)

Net cash provided by financing activities	21,271	7,490

Net increase (decrease) in cash and cash equivalents	(152)	(17)
Cash and cash equivalents, beginning of year	296	313

Cash and cash equivalents, end of year	$144	$296

12. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 was as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$30,149,200	$30,149,200	$19,587,600	$19,587,600
Time deposits with other financial institutions	8,244,900	8,244,900	5,018,000	5,018,000
Securities held to maturity	75,479,000	73,733,600	72,782,800	72,933,200
Loans held for sale	607,500	607,500	3,211,200	3,211,200
Loans, net	544,819,400	543,586,400	298,656,400	298,406,800
Accrued interest receivable	3,416,500	3,416,500	1,618,800	1,618,800
Financial liabilities:
Deposits	531,309,100	528,330,700	304,792,900	304,049,400
Accrued interest payable	1,183,600	1,183,600	311,400	311,400
FHLB advances	35,000,000	35,000,000	67,000,000	67,011,600
Securities sold under agreements to repurchase	41,133,600	41,133,600	—	—
Junior subordinated debentures	17,527,000	17,527,000	7,217,000	7,217,000

13. Redeemable Preferred Stock

On December 31, 2005, Bancshares issued 667,096 shares of a newly created 6.82% Series B Non-Cumulative Preferred Stock (the “Series B Preferred”) at $17.00 per share for total proceeds of $11.3 million. The Series B Preferred is entitled to noncumulative dividends at an annual rate of $1.16 per share payable quarterly, has a liquidation preference of $17.00 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series B Preferred converts into one share of common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $22.00 per share for 60 consecutive trading days after September 30, 2010. Bancshares has the right to redeem the Series A Preferred for $17.00 per share plus declared and unpaid dividends at any time on or after September 30, 2013.

During 2004, Bancshares issued 733,050 shares of a newly created 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) at $10.50 per share for total proceeds of $7.7 million. The Series A Preferred is entitled to noncumulative dividends at an annual rate of $.735 per share payable semi-annually, has a liquidation preference of $10.50 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series A Preferred converts into one share common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $16.00 per share for 60 consecutive trading days after December 31, 2008. Bancshares has the right to redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

The Company has classified the Series A Preferred and Series B Preferred as mezzanine capital in its consolidated balance sheets. This classification is because the Series A Preferred and the Series B Preferred are redeemable at the option of the Company and a majority of the Board of Directors of the Company own shares of the Series A Preferred and the Series B Preferred.

14. Shareholders’ Equity

During 2005, Bancshares issued 100,000 shares of common stock for $1.05 per share upon exercise of warrants.

During 2004, Bancshares issued 1,250,000 shares of common stock upon conversion of 8% optional convertible subordinated debentures with an aggregate principal balance of $2,500,000 (at the conversion rate of $2.00 per share).

15. Related Party Transactions

A member of the Company’s Board of Directors is also a partner of a law firm that provides legal services to the Company. Fees paid to such law firm for the years ended December 31, 2005 and 2004 totaled $2,600 and $7,800, respectively.

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

An analysis of the activity with respect to loans to directors and executive officers for the year ended 2005 is as follows:

	Balances at January 1, 2005	New Loans & Additions	Repayments	Balances at December 31, 2005
Directors and executive officers	$180,200	$6,887,500	$1,229,400	$5,838,300

None of these loans were past due, considered impaired or on nonaccrual at December 31, 2005.

16. Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action does not apply to bank holding companies.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 were as follows:

2005	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount (000)	Ratio	Amount (000)	Ratio	Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$68,311	11.82%	$46,221	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$60,403	10.45%	$23,111	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$60,403	9.58%	$25,220	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$67,832	11.74%	$46,216	>=8.0%	$57,770	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$61,781	10.69%	$23,108	>=4.0%	$34,661	>=6.0%
Tier 1 Capital (to average assets)	$61,781	9.80%	$25,220	>=4.0%	$31,525	>=5.0%

2004	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount (000)	Ratio	Amount (000)	Ratio	Amount (000)	Ratio
Company
Total Capital (to risk-weighted assets)	$39,005	11.44%	$27,287	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$35,527	10.42%	$13,644	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$35,527	9.35%	$15,199	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$38,416	11.28%	$27,255	>=8.0%	$34,068	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$34,938	10.26%	$13,626	>=4.0%	$20,441	>=6.0%
Tier 1 Capital (to average assets)	$34,938	9.19%	$15,199	>=4.0%	$18,999	>=5.0%

The Company has no formal dividend policy for its common shares, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. There are also certain regulatory limitations on the payment of cash dividends by banks.

17. Debt Arrangements

As of December 31, 2005, the Bank had $35,000,000 in advances from the FHLB of San Francisco. The advances are collateralized by certain qualifying loans with a carrying value of $119,084,500 that have been pledged to secure the advances at December 31, 2005. The advances mature on various dates during 2006 and 2010. Advances totaling $10,000,000 bear interest at a weighted average fixed rate of 2.56% and advances totaling $25.0 million bear interest at a rate of the prime lending rate less a weighted average rate 2.78% or 4.47% at December 31, 2005. Interest is payable quarterly with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2005	2004
Maximum balance	$83,000,000	$79,000,000
Average daily balance	$42,294,100	$35,392,500
Weighted average rate paid during the year	3.16%	2.68%
Balance at year-end	$35,000,000	$67,000,000

18. Securities Sold Under Agreements to Repurchase

In December 2005, the Company entered into repurchase agreements with one customer who controls a number of entities that have deposit accounts with the Bank. Under these agreements, funds in excess of a certain threshold are swept into an investment account on an overnight basis. These funds are collateralized by certain investment securities of the Company. At December 31, 2005 there was approximately $41.1 million in repurchase agreements fully collateralized by various agency and collateralized mortgage-backed securities.

19. Junior Subordinated Debentures

In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 7.79% at December 31, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at the Company’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 6.31% at December 31, 2005). Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

20. Restatement of 2004 Annual Financial Statements and Quarterly Reports

The Company has restated its consolidated balance sheets and consolidated statements of shareholders’ equity at and for the year ended December 31, 2004 and the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005.

The Company has made the restatement to reclassify the Company’s 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) from shareholders’ equity to mezzanine capital. The Series A Preferred is classified as mezzanine capital because it is redeemable at the option of the Company and a majority of the members of the Board of Directors of the Company own shares of the Series A Preferred.

The table below summarizes the effect of the restatement on the consolidated financial statements for the year ended December 31, 2004:

	December 31, 2004
	As Previously Reported	Restatement	As Restated
Total Liabilities	$381,308,500	$—	$381,308,500
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	28,527,400	(7,697,000)	20,830,400

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$409,835,900	$—	$409,835,900

The tables below summarize the effect of the restatement on the unaudited interim financial statements at the dates indicated:

	March 31, 2004
	As Previously Reported	Restatement	As Restated
Total Liabilities	$274,873,000	$—	$274,873,000
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	22,901,800	(7,697,000)	15,204,800

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$297,774,800	$—	$297,774,800

	June 30, 2004
	As Previously Reported	Restatement	As Restated
Total Liabilities	$322,070,500	$—	$322,070,500
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	23,737,800	(7,697,000)	16,040,800

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$345,808,300	$—	$345,808,300

	September 30, 2004
	As Previously Reported	Restatement	As Restated
Total Liabilities	$353,457,600	$—	$353,457,600
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	25,101,500	(7,697,000)	17,404,500

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$378,559,100	$—	$378,559,100

	March 31, 2005
	As Previously Reported	Restatement	As Restated
Total Liabilities	$441,296,900	$—	$441,296,900
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	29,686,800	(7,697,000)	21,989,800

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$470,983,700	$—	$470,983,700

	June 30, 2005
	As Previously Reported	Restatement	As Restated
Total Liabilities	$507,352,700	$—	$507,352,700
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	30,959,100	(7,697,000)	23,262,100

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$538,311,800	$—	$538,311,800

	September 30, 2005
	As Previously Reported	Restatement	As Restated
Total Liabilities	$550,858,400	$—	$550,858,400
Redeemable Preferred Stock	—	7,697,000	7,697,000
Shareholders’ Equity	32,621,800	(7,697,000)	24,924,800

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$583,480,200	$—	$583,480,200

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

In conjunction with its audit of and the issuance of an unqualified report on the Company’s consolidated financial statements for the year ended December 31, 2005, McGladrey & Pullen, LLP identified a deficiency that it considered to be a material weakness in the effectiveness of our internal controls over the recording of two equity transactions pursuant to standards established by the Public Company Accounting Oversight Board. A material weaknesses is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented of detected.

Specifically, we had classified our 7% Series A Non-Cumulative Convertible Preferred Stock (“Series A Preferred”), which was issued in the first quarter of 2004, as shareholders’ equity in our consolidated balance sheets and consolidated statements of shareholders’ equity in our financial statements for the year ended December 31, 2004 and our quarterly financial statements in 2004 and 2005. In addition, we had classified the Series A Preferred and our 6.82% Series B Non-Cumulative Convertible Preferred Stock (“Series B Preferred”) as shareholders’ equity in our unaudited balance sheet and statement of shareholders’ equity for the year ended December 31, 2005. The Series A Preferred and the Series B Preferred should have been classified as mezzanine capital in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission on July 27, 1979. This classification is because the Series A Preferred and the Series B Preferred are redeemable at the option of Bancshares and a majority of our board of directors own each series of the Preferred Stock. This classification is proper even though the shares cannot be redeemed before December 31, 2011 for the Series A Preferred and September 30, 2013 for the Series B Preferred and we must have the prior regulatory approval to redeem the shares. None of these changes had any effect on the Company’s earnings, operating results or regulatory capital ratios.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, and solely because of the material weakness referred to above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over the recording of equity transactions were not effective as of December 31, 2005 and as of the end of each quarter commencing March 31, 2004 through September 30, 2005.

We are in the process of reviewing and strengthening our internal control procedures and intend to pursue actions to ensure the effectiveness of all aspects of our controls related to the recording of equity transactions. Such actions include but are not necessarily limited to the following:

1.	Implement a disclosure controls checklist to ensure the proper and timely recording of equity transactions.

2.	Enhance internal review and approval of all equity transactions.

We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under SEC rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

During the quarter ended December 31, 2005, there was no significant change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reposting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The information under the captions “Election of Directors—Information About the Nominees, and—Board Committees—Audit Committee” and “Other Information—Executive Officers,—Compliance with Section 16(a) Beneficial Ownership Reporting and—Code of Ethics” in our definitive proxy statement for the 2006 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ALLIANCE BANCSHARES CALIFORNIA

Dated: April 5, 2006	By:	/s/ CURTIS S. REIS
Curtis S. Reis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ CURTIS S. REIS Curtis S. Reis Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 5, 2006

/S/ ROBERT H. THOMPSON Robert H. Thompson Director	April 5, 2006

/S/ LYN S. CARON Lyn S. Caron Director and Executive Vice President	April 5, 2006

/S/ D. GREGORY SCOTT D. Gregory Scott Director	April 5, 2006

/S/ MICHAEL L. ABRAMS Michael L. Abrams Director	April 5, 2006

/S/ WILLIE D. DAVIS Willie D. Davis Director	April 5, 2006

/S/ ROBERT H. BOTHNER Robert H. Bothner Director	April 5, 2006

/S/ ANDREW A. TALLEY Andrew A. Talley Director	April 5, 2006

/S/ DANIEL L. ERICKSON Daniel L. Erickson Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 5, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Alliance Bancshares California:(1) Certificate of Determination of Rights, Preferences and Privileges of 7% Series A Non-Cumulative Convertible Preferred Stock;(5) Certificate of Determination of Rights, Preferences and Privileges of 7% Series B Non-Cumulative Convertible Preferred Stock

3.2	By-laws of Alliance Bancshares California(1)

4.1	Specimen common stock certificate(1)

4.2	Specimen preferred A stock certificate

4.3	Specimen preferred B stock certificate

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and form of incentive stock option agreement and non-qualified stock option agreement, as amended as of April 30, 2003(4)

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors(1)

10.3	2005 Equity Incentive Plan; Form of Incentive Stock Option Agreement; Form of Non-qualified Stock Option Agreement(8)

10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000(2)

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002(3): Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002.(3)

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002.(3)

10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty , LP(6)

10.11	Indenture dated February 18, 2005; Guarantee Agreement dated February 18, 2005; Amended and Restated Declaration of Trust dated February 18, 2005.(7)

21.1	List of Subsidiaries

23.1	Consent of McGladrey & Pullen LLP.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chief Executive Officer of the Company dated March 30, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 30, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.
(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.
(4)	Incorporated by reference to Form S-8 filed on June 17, 2003.
(5)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2005.
(8)	Incorporated by reference to Form S-8 filed on July 26, 2005