Form 10KSB/A
period 2005-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2006-04-26
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

This Annual Report on Form 10-KSB consists of 20 pages, including exhibits.

EXPLANATORY NOTE

The purpose of this amendment is to file the Certificate of Determination of Rights, Preferences and Privileges of the 6.82% Series B Non-Convertible Preferred Stock, which was inadvertently omitted from the filing.

PART III

ITEM 13. EXHIBITS

See attached index to exhibits, which is incorporated herein by reference.

1

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES CALIFORNIA

Dated: April 26, 2006	By:	/s/ CURTIS S. REIS
Curtis S. Reis Chairman and Chief Executive Officer

2

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Alliance Bancshares California:(1) Certificate of Determination of Rights, Preferences and Privileges of 7% Series A Non-Cumulative Convertible Preferred Stock;(5) Certificate of Determination of Rights, Preferences and Privileges of 6.82% Series B Non-Cumulative Convertible Preferred Stock

3.2	By-laws of Alliance Bancshares California(1)

4.1	Specimen common stock certificate(1)

4.2	Specimen preferred A stock certificate(9)

4.3	Specimen preferred B stock certificate(9)

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and form of incentive stock option agreement and non-qualified stock option agreement, as amended as of April 30, 2003(4)

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors(1)

10.3	2005 Equity Incentive Plan; Form of Incentive Stock Option Agreement; Form of Non-qualified Stock Option Agreement(8)

10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000(2)

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002(3): Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002.(3)

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002.(3)

10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty , LP(6)

10.11	Indenture dated February 18, 2005; Guarantee Agreement dated February 18, 2005; Amended and Restated Declaration of Trust dated February 18, 2005.(7)

21.1	List of Subsidiaries(9)

23.1	Consent of McGladrey & Pullen LLP.(9)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chief Executive Officer of the Company dated March 30, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 30, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.
(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.
(4)	Incorporated by reference to Form S-8 filed on June 17, 2003.
(5)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2005.
(8)	Incorporated by reference to Form S-8 filed on July 26, 2005
(9)	Incorporated by reference to From 10-KSB for the year ended December 31, 2005.

3