Form 10-Q
period 2006-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2006-05-15
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,065,779 shares of Common Stock as of April 30, 2006

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$18,444,900	$15,574,200
Federal funds sold	20,750,000	14,575,000

Total cash and cash equivalents	39,194,900	30,149,200

Time deposits with other financial institutions	5,941,600	8,244,900
Securities held to maturity, fair market value $90,865,600 at March 31, 2006; $73,733,600 at December 31, 2005	92,558,600	75,479,000
Loans held for sale	3,849,600	607,500
Loans, net of the allowance for loan losses of $6,612,300 at March 31, 2006; $6,051,000 at December 31, 2005	585,367,300	544,819,400
Equipment and leasehold improvements, net	3,851,500	3,994,700
Accrued interest receivable and other assets	12,009,100	11,678,500

Total assets	$742,772,600	$674,973,200

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$98,141,400	$106,405,100
Interest bearing:
Demand	9,712,600	9,042,700
Savings and money market	174,463,900	165,363,600
Certificates of deposit	292,326,700	250,498,000

Total deposits	574,644,600	531,309,100

Accrued interest payable and other liabilities	5,868,000	4,111,200
Securities sold under agreements to repurchase	62,299,500	41,133,600
FHLB advances	35,000,000	35,000,000
Junior subordinated debentures	17,527,000	17,527,000

Total liabilities	695,339,100	629,080,900

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at March 31, 2006 and December 31, 2005	7,697,000	7,697,000
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 667,096 shares at March 31, 2006 and December 31, 2005	11,318,600	11,318,600

Total redeemable preferred stock	19,015,600	19,015,600

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 6,065,779 shares at March 31, 2006 and 6,065,579 shares at December 31, 2005	6,408,400	6,406,600
Undivided profits	22,009,500	20,470,100

Total shareholders’ equity	28,417,900	26,876,700

Total liabilities, redeemable preferred stock and shareholders’ equity	$742,772,600	$674,973,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$12,827,800	$6,123,800
Interest on time deposits with other financial institutions	74,100	27,900
Interest on securities held to maturity	823,500	697,200
Interest on federal funds sold	236,500	55,800

Total interest income	13,961,900	6,904,700

Interest Expense:
Interest on deposits	4,442,900	1,537,600
Interest on FHLB advances	361,500	314,900
Interest on securities sold under repurchase agreements	281,600	—
Interest on junior subordinated debentures	300,700	168,200

Total interest expense	5,386,700	2,020,700

Net interest income before provision for loan losses	8,575,200	4,884,000
Provision for Loan Losses	750,000	375,000

Net interest income	7,825,200	4,509,000
Non—Interest Income	637,900	798,400
Non—Interest Expense:
Salaries and related benefits	2,998,700	1,682,200
Occupancy and equipment expenses	708,800	492,800
Professional fees	277,400	199,100
Data processing	211,800	166,400
Other operating expense	1,255,000	699,700

Total non—interest expense	5,451,700	3,240,200

Earnings Before Income Tax Expense	3,011,400	2,067,200
Income tax expense	1,219,200	837,700

Net Earnings	$1,792,200	$1,229,500

Earnings per Common Share:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.23	$0.18

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$1,792,200	$1,229,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	92,900	199,900
Depreciation and amortization	269,000	174,100
Provision for loan losses	750,000	375,000
Net gains on sales of loans held for sale	(86,700)	(171,000)
Compensation expense on stock options	75,200	—
Proceeds from sales of loans held for sale	5,406,500	5,839,500
Originations of loans held for sale	(8,561,900)	(3,652,300)
(Increase) in accrued interest receivable and other assets	(1,167,600)	(879,600)
(Increase) decrease in accrued interest payable and other liabilities	1,756,800	(186,100)

Net cash provided by operating activities	326,400	2,929,000

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	2,303,300	(193,800)
Loans	(41,297,900)	(62,634,500)
Purchase of equipment and leasehold improvements	(125,800)	(623,200)
Purchase of FHLB stock	837,000	—
Purchase of securities held to maturity	(23,797,800)	—
Proceeds from maturities of securities held to maturity	6,625,300	1,877,100
Investment in statutory trust	—	(310,000)

Net cash used in investing activities	(55,455,900)	(61,884,400)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(8,263,700)	21,284,700
Interest bearing demand deposits	669,900	761,500
Savings and money market deposits	9,100,600	23,825,700
Certificates of deposit	41,828,700	29,992,600
Increase in federal funds purchased	—	4,000,000
Proceeds from issuance of junior subordinated debentures	—	10,310,000
Payments on FHLB advances	—	(30,000,000)
Increase in securities sold under agreements to repurchase	21,165,900	—
Proceeds from stock options exercised	1,800	64,600
Dividends paid on preferred stock	(328,000)	(134,700)

Net cash provided by financing activities	64,175,200	60,104,400

Net increase in cash and cash equivalents	9,045,700	1,149,000
Cash and cash equivalents, beginning of period	30,149,200	19,587,600

Cash and cash equivalents, end of period	$39,194,900	$20,736,600

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,308,800	$1,883,500
Income taxes	1,095,000	765,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2004	5,867,679	$6,090,800	$14,736,600	$28,527,400
Stock options exercised	31,000	64,600	—	64,600
Dividends paid on preferred stock	—	—	(134,700)	(134,700)
Net earnings	—	—	1,229,500	1,229,500

Balance, March 31, 2005	5,898,679	$6,155,400	$15,834,400	$29,686,800

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2005	6,065,579	$6,406,600	$20,470,100	$26,876,700
Stock options exercised	200	1,800	—	1,800
Dividends paid on preferred stock	—	—	(328,000)	(328,000)
Compensation expense on stock options			75,200	75,200
Net earnings	—	—	1,792,200	1,792,200

Balance, March 31, 2006	6,065,779	$6,408,400	$22,009,500	$28,417,900

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2005 and the notes thereto included in the Company’s Form 10—KSB filed under the Securities Exchange Act of 1934.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California—chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has two other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I and Alliance Bancshares California Capital Trust II (the “Trusts”), which it formed in 2002 and 2005, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $527,000 in other assets.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the quarter ended March 31, 2006 were 6,065,741 and for the quarter ended March 31, 2005 were 5,886,301. The weighted average numbers of shares used in the diluted earnings per share computations for the quarter ended March 31, 2006 were 7,657,427 and for the quarter ended March 31, 2005 were 6,887,915. The diluted EPS computation does not include the anti-dilutive effect of 51,000 and 15,000 options for the quarter ended March 31, 2006 and 2005.

Basic and diluted earnings per share for the periods indicated are computed as follows:

Three Months Ended March 31, 2006	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$1,792,200
Cash dividends on preferred stock	(328,000)

Net earnings available to common shareholders	1,464,200	6,065,741	$0.24
Preferred stock dividend	328,000
Effect of exercise of options and warrants	—	249,460
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	677,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,792,200	7,657,427	$0.23

Three Months Ended March 31, 2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$1,229,500
Cash dividends on preferred stock	(134,700)

Net earnings available to common shareholders	1,094,800	5,886,301	$0.19
Preferred stock dividend	134,700
Effect of exercise of options and warrants	—	268,564
Effect of conversion of Series A preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$1,229,500	6,887,915	$0.18

Equity Compensation Plans

The Company’s 1996 Combined Incentive and Non—Qualified Stock Option Plan (“1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non—qualified options. The 2005 Equity Incentive Plan (the “2005 Plan”, and with the 1996 Plan, the “Plans”) provides for the issuance of up to 450,000 shares of the Company’s common stock. The Plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. The 1996 Plan expired in February 2006, although options remain outstanding under that Plan.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock options for the year ended December 31, 2005 as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R on January 1, 2006, the net income for the three months ended March 31, 2006, was $75,200 lower, and our basic and diluted net income per share for the three months ended March 31, 2006 were $0.01 lower, than if the Company continued to account for stock-based compensation under APB Opinion No. 25. Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not have excess tax benefits resulting from exercise of non-qualified stock options or from disqualified dispositions of shares acquired upon exercise of incentive stock options for the three months ended March 31, 2006. At March 31, 2006, compensation expense related to non-vested stock option grants aggregated to $1.1 million and is expected to be recognized as follows:

Stock Option Compensation Expense
Remainder of 2006	$221,500
2007	295,200
2008	277,000
2009	228,100
2010	96,900

Total	1,118,700

The following table illustrates the impact of adopting SFAS 123-R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	Three Months ended March 31, 2006
	SFAS 123-R	APB 25
Income before income taxes	$3,011,400	$3,086,600
Net income	$1,792,200	$1,867,400
Basic net income per share	$0.24	$0.25
Diluted net income per share	$0.23	$0.24
Cash flow from operations	326,400	251,200
Cash flow from financing activities	64,175,200	64,175,200

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123-R for the three months ended March 31, 2005:

Three Months ended March 31, 2005
Net earnings, as reported	$1,229,500
Less – Cash dividend on non-cumulative preferred stock	(134,700)
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(55,600)

Pro forma net earnings	$1,039,200

Earnings per share:
Basic:
As reported	$0.19
Pro forma	$0.18
Diluted:
As reported	$0.18
Pro forma	$0.17

The Company uses the Black-Scholes option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The Company did not disclose assumptions because there were no grants in the three months ended March 31, 2006. If grants were to occur, the expected life of options would be derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes. The Company has not historically paid dividends on its common stock. Assumptions used for stock options granted in 2005 were as follows: risk-free rate of 4.07% to 4.58%; expected lives ranging from 5 to 10 years; and the estimated volatility of Company’s common stock of 37% to 39%.

The following table summarizes the share option activity under the plans for the three months ended March 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
2006
Outstanding at December 31, 2005	441,500	$7.13
Granted	—	—
Exercised	200	9.00
Forfeited	800	9.00

Outstanding at March 31, 2006	440,500	7.13	$3,864,900

Options exercisable at March 31, 2006	184,900	2.62	$2,455,670

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
2005
Outstanding at December 31, 2004	418,500	$4.19
Granted	—	—
Exercised	31,000	2.09
Forfeited	4,000	6.10

Outstanding at March 31, 2005	383,500	4.34	$2,323,500

Options exercisable at March 31, 2005	209,400	1.63	$1,837,420

The following information applies to options outstanding at March 31, 2006:

	Exercise price
	$1.00 - $2.00	$2.01 - $2.75	$6.10 - $6.71	$8.50 - $11.00	$15.75
Number of options outstanding	129,000	26,000	61,000	173,500	51,000
Weighted-average exercise price	$1.31	$2.73	$6.25	$9.87	$15.75
Weighted-average remaining contractual life (years)	1.85	5.27	6.1	8.4	9.6
Number of options exercisable	129,000	21,000	18,400	16,500	—
Weighted average exercise price of options exercisable	$1.31	$2.73	$6.10	$8.81	N/A

A summary of the status of the Company’s unvested options as of December 31, 2005 and the changes during the quarter ended March 31, 2006, is presented below:

	Shares	Weighted Average Exercise Price
Unvested at December 31, 2005	256,400	$5.56
Granted	—	—
Vested	—	—
Forfeited	800	4.75

Unvested at March 31, 2006	255,600	5.57

A summary of the status of the Company’s unvested options as of December 31, 2004 and the changes during the quarter ended March 31, 2005, is presented below:

	Shares	Weighted Average Exercise Price
Unvested at December 31, 2004	178,100	$3.68
Granted	—	—
Vested	—	—
Forfeited	4,000	3.44

Unvested at March 31, 2005	174,100	3.68

2.	Allowance for Loan Losses

See “Changes in Allowance for Loan Losses” in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for discussion regarding changes in the Allowance for Loan Losses.

3.	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 also requires additional disclosures. The Company does not expect the adoption of SFAS 156 to have a material effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Information

The statements contained herein that are not historical facts are forward—looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption “Factors Which May Affect Future Operating Results.” There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward—looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

Overview

We recorded net earnings of $1.8 million ($0.24 basic and $0.23 diluted earnings per share) for the first quarter of 2006 as compared to $1.2 million ($0.19 basic and $0.18 diluted earnings per share) for the first quarter of 2005. The increase in net earnings was primarily due to a $3.7 million increase in net interest income before provision for loan losses offset by a $2.2 million increase in non-interest expenses.

We continued to grow, with total assets increasing from $675.0 million at December 31, 2005 to $742.8 million at March 31, 2006. Net loans, including loans held for sale, grew from $545.4 million at December 31, 2005 to $589.2 million at March 31, 2006. Deposits grew from $531.3 million at December 31, 2005 to $574.6 million at March 31, 2006.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2006	2005
Return on average assets (1)	1.02%	1.12%
Return on average shareholders’ equity (1)	25.6%	22.9%
Net yield on average interest earning assets (1)	5.15%	4.80%
Earnings per common share:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.23	$0.18

(1)	Annualized

The following table sets forth information regarding the net interest income before provision for loan losses, the provision for loan losses, non-interest expense, net income and net income per share for the periods indicated:

	Three Months Ended March 31,
	2006	2005	Percent Change
	(Unaudited)
Net interest income before provision for loan losses	$8,575,200	$4,884,000	75.6%
Provision for loan losses	750,000	375,000	100.0%
Non-interest expense	5,451,700	3,240,200	68.3%
Net income	1,792,200	1,229,500	45.8%
Net income per share – diluted	0.23	0.18	27.8%
Weighted average number of shares - diluted	7,657,427	6,887,915	11.2%

The increase in net interest income in the three months ended March 31, 2006, as compared to the corresponding period of 2005, was primarily the result of growth in the volume of loans and investment securities. Average loans grew by $237.9 million, or 72.6%, to $565.4 million at March 31, 2006 from $327.5 million at March 31, 2005. Average investment securities grew by $12.1 million or 17.0% to $83.4 million at March 31, 2006 from $71.8 million at March 31, 2005.

The provision for loan losses increased by $0.4 million or 100% to $0.8 million in the first quarter of 2006 as compared to the corresponding period of 2005. This increase was attributable to: (i) a 62.2% increase in net loans; and (ii) a $0.5 million increase in impaired loans.

Non interest expense increased by $2.2 million, or 68.3%, to $5.5 million primarily due to an increase in salaries and related benefits expense due to the growth of the Company.

RESULTS OF OPERATIONS – Three months ended March 31, 2006 and 2005

Net Interest Income

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended March 31,
	2006	2005	Percent Change
	(Unaudited)
Interest income	$13,961,900	$6,904,700	102.2%
Interest expense	5,386,700	2,020,700	166.6%
Net interest income before provision for loan losses	8,575,200	4,884,000	75.6%
Net interest margin	5.15%	4.79%	7.3%

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

Net interest income before provision for loan losses increased to $8.6 million for the quarter ended March 31, 2006 from $4.9 million for the quarter ended March 31, 2005. This was due to an increase in interest income of $7.1 million while interest expense increased by $3.4 million. The increase in interest income was due to $261.1 million increase in average interest earning assets in conjunction with a 1.62% increase in the weighted average yield on interest earning assets from 6.77% for the quarter ended March 31, 2005 to 8.39% for the quarter ended March 31, 2006. The increase in interest expense was due to a $245.3 million increase in average interest bearing liabilities in addition to a 1.30% increase in the weighted average rates paid on interest bearing liabilities from 2.62% for the quarter ended March 31, 2005 to 3.92% for the quarter ended March 31, 2006. The prime rate increased ten times during 2005 and the first quarter of 2006 causing the yield in the loan portfolio to increase to 9.20% from 7.58% in 2005.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand the Orange County Regional Office, the San Fernando Valley Regional Office and the Media District Regional Office, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 72.6% to $565.4 million for the quarter ended March 31, 2006 from $327.5 million for the quarter ended March 31, 2005, with the increase occurring in all major loan categories. Average investment securities increased 16.2% to $83.4 million from $71.8 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, and U.S. Government agency securities. Average interest bearing deposits increased 78.6% to $557.6 million for the quarter ended March 31, 2006 compared to $312.2 million for the quarter ended March 31, 2005.

Our interest rate spread increased from 4.14% during the first quarter of 2005 to 4.47% during the first quarter of 2006, and our net interest margin increased from 4.79% during the first quarter of 2005 to 5.15% during the first quarter of 2006. The increase in interest rate spread was due principally to loans, our highest yielding interest-earning asset, constituting a greater percentage of our average interest-earning assets for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 (83.8% compared to 79.1%) as well as the higher yield on loans. This increase occurred notwithstanding the fact that the weighted average cost of our deposits increased slightly more than the weighted average yield on our loans and securities. Our net interest margin remains high in comparison with our interest rate spread because a significant portion of our interest earning assets are funded by non-interest bearing liabilities, preferred stock and stockholders’ equity.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2006			2005
	Average Balance	Interest Inc./Exp. (1)	Weighted Average Rates Earned/Paid (3)	Average Balance	Interest Inc./Exp. (1)	Weighted Average Rates Earned/Paid (3)
Interest earning assets:
Federal funds sold	$19,246,700	$236,500	4.98%	$8,808,100	$55,800	2.57%
Time deposits	6,943,000	74,100	4.33%	5,794,900	27,900	1.95%
Securities	83,407,600	823,500	4.00%	71,778,100	697,200	3.94%
Loans (2)	565,390,200	12,827,800	9.20%	327,501,500	6,123,800	7.58%

Total interest earning assets	674,987,500	13,961,900	8.39%	413,882,600	6,904,700	6.77%

Non-interest earning assets	27,837,000			31,433,100

Total assets	$702,824,500			$445,315,700

Interest bearing liabilities:
Interest bearing demand deposits	$8,902,200	37,700	1.72%	$5,326,800	15,700	1.20%
Savings and money market deposits	172,936,800	1,541,200	3.61%	159,139,700	876,100	2.23%
Certificates of deposit	269,533,900	2,864,000	4.31%	83,810,300	645,800	3.13%
FHLB advances:
Short-term	5,000,000	55,300	4.74%	12,000,000	90,600	3.06%
Long-term	30,000,000	306,200	4.10%	37,938,800	224,300	2.40%
Securities sold under repurchase agreements	53,651,400	281,600	2.13%	—	—	—
Junior subordinated debentures	17,527,000	300,700	6.96%	14,018,000	168,200	4.87%

Total interest bearing liabilities	557,551,300	5,386,700	3.92%	312,233,600	2,020,700	2.62%

Non-interest bearing liabilities	98,294,400			101,131,100

Total liabilities	655,845,700			413,364,700
Redeemable preferred stock and shareholders’ equity	46,978,800			31,951,000

Total liabilities and shareholders’ equity	$702,824,500			$445,315,700

Net interest income		$8,575,200			$4,884,000

Interest rate spread			4.47%			4.14%
Net interest margin			5.15%			4.79%

(1)	Interest income on loans includes loan fees of $1.2 million in 2006 and $0.6 million in 2005.

(2)	Loans include nonaccrual loans.

(3)	Annualized

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	2006
	Increase (Decrease) Due To Change In		Net Change
	Volume	Rate
Interest income:
Federal funds sold	$100,800	$79,900	$180,700
Time deposits	6,500	39,700	46,200
Securities	114,600	11,700	126,300
Loans	5,181,800	1,522,200	6,704,000

Total interest earning assets	5,403,700	1,653,500	7,057,200

Interest expense:
Interest bearing demand	13,300	8,700	22,000
Savings and money market	81,700	583,400	665,100
Certificates of deposit	1,894,200	324,000	2,218,200
FHLB advances:
Short-term	(67,800)	35,600	(32,200)
Long-term	(54,500)	133,300	78,800
Securities sold under agreements to repurchase	—	281,600	281,600
Junior subordinated debentures	48,900	83,700	132,500

Total interest bearing liabilities	1,915,800	1,450,300	3,366,100

Net interest income	$3,487,900	$203,200	$3,691,100

Provision for Loan Losses

We made a $750,000 provision for the allowance for loan losses (“Allowance”) for the quarter ended March 31, 2006 as compared to a provision of $0.4 million for the comparable period of 2005. This increase was attributable to: (i) a 62.2% increase in net loans and a $0.5 million increase in impaired loans.

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

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income decreased by 20.1% for the quarter ended March 31, 2006 as compared to the same period in 2005 primarily due to decreases in gains from sales of loans and loan broker fees. The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

The following table identifies the components of and the percentage changes for the periods indicated:

NON-INTEREST INCOME

	Three Months Ended March 31,
	2006	2005	Percent Change
	(Unaudited)
Service charges	$281,800	$219,400	28.4%
Gain on sale of loans, net	86,700	171,000	(49.3%)
Loan broker fee income	77,400	299,000	(74.1%)
Other	239,200	106,900	123.8%

Total	$637,900	$798,400	(20.1%)

Non-Interest Expense

Salaries and related benefits expense increased from $1.7 million for the quarter ended March 31, 2005 to $3.0 million for the quarter ended March 31, 2006 or 78.3%. This increase was due primarily to an increase in the number of employees in due to the growth of the Company. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2006. At March 31, 2006, the Company employed 108 full—time employees, compared with 81 full—time employees at March 31, 2005.

Occupancy and equipment expenses increased by 43.8% from the quarter ended March 31, 2005 to the quarter ended March 31, 2006. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment at all locations including the new Real Estate Industries Division office.

Other professional fees increased 39.3%, from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 due to the increase in personnel-related consulting fees.

Data processing expenses increased 27.2%, from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 consistent with our growth in assets and number of customers.

FINANCIAL CONDITION

Regulatory Capital

At March 31, 2006, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $62.5 million and $63.3 million, respectively. Our regulatory capital increased since December 31, 2005 as a result of net earnings. At March 31, 2006, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

March 31, 2006

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk—weighted assets)	$70,486	11.5%	$49,093	>=8.0%	N/A	N/A
Tier 1 Capital (to risk—weighted assets)	$62,526	10.2%	$24,546	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$62,526	9.1%	$27,593	>=4.0%	N/A	N/A

Bank
Total Capital (to risk—weighted assets)	$69,903	11.4%	$49,082	>=8.0%	$61,353	>=10.0%
Tier 1 Capital (to risk—weighted assets)	$63,291	10.3%	$24,541	>=4.0%	$36,812	>=6.0%
Tier 1 Capital (to average assets)	$63,291	9.2%	$27,593	>=4.0%	$34,491	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low—cost source of funds has, along with preferred stock and shareholders’ equity, provided 84% and 85%, respectively, of our funding as a percentage of average total assets during the three months ended March 31, 2006 and 2005.

Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of March 31, 2006, we had $35.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the three months ended March 31, 2006, we had an average balance of $19.2 million in overnight funds sold representing 3% of total average assets.

Commencing in December 2005, we entered into repurchase agreements with a number of entities controlled by one individual that had previously maintained a large amount of deposits with us in money market and non-interest bearing demand accounts that exceeded FDIC insurance limits. Under our new arrangement, funds in excess of a certain threshold in these accounts are swept into securities sold under agreements to repurchase (“repurchase agreements”). These are in essence overnight loans collateralized by certain of our investment securities that bear interest. At March 31, 2006, these entities held repurchase agreements in the amount of $62.3 million bearing interest at 2.50% per annum collateralized by investment securities with a carrying value of $62.1 million.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 decreased by $2.6 million as compared to the same period in 2005 primarily due to an increase in the origination of SBA loans held for sale in the period.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 decreased by $6.4 million as compared to the same period in 2005 primarily due to a lesser amount of loan growth which was offset by the purchase of additional securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2006 increased by $4.1 million as compared to the same period in 2005 primarily due to an increase in securities sold under agreements to repurchase offset by a net decrease in deposit growth, fed funds purchased and junior subordinated debentures net of FHLB payments on advances.

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	March 31, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Three months or less	$2,687,800	3.13%	$—	—
After three months but within one year	2,866,400	3.45%	7,956,500	3.20%
After one year but within five years	387,400	4.46%	288,400	4.61%

Total time deposits	$5,941,600	3.37%	$8,244,900	3.25%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended March 31, 2006 or 2005.

INVESTMENT SECURITIES

	March 31, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$17,503,900	3.01%	$11,003,800	3.45%
After one year but within five years	34,540,700	4.87%	27,613,400	4.43%
After five years	5,003,100	5.87%	—	—
Collateralized mortgage obligations and mortgage-backed securities	35,510,900	4.14%	36,861,800	4.27%

Total investment securities	$92,558,600	4.29%	$75,479,000	4.21%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At March 31, 2006, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

The amortized cost and estimated fair values of securities held to maturity at the dated indicated are as follows:

FAIR VALUE OF INVESTMENT SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2006
U.S. Agency securities	$46,901,700	$—	$446,200	$46,455,500
Corporate bonds	10,146,000	—	576,500	9,569,500
Collateralized mortgage obligations and mortgage-backed securities:
Ginnie Mae mortgage-backed security	5,016,700	—	100,000	4,916,700
Fannie Mae mortgage-backed security	4,315,100	—	52,200	4,262,900
Other	26,179,100	—	518,100	25,661,000

	$92,558,600	$—	$1,693,000	$90,865,600

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. Agency securities	$26,946,200	$4,300	$353,200	$26,597,300
Corporate bonds	11,671,100	—	922,300	10,748,800
Collateralized mortgage obligations and mortgage-backed securities:
Ginnie Mae mortgage-backed security	5,016,500	—	69,700	4,946,800
Fannie Mae mortgage-backed security	4,745,900	—	1,500	4,744,400
Other	27,099,300	—	403,000	26,696,300

	$75,479,000	$4,300	$1,749,700	$73,733,600

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 are summarized as follows:

UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Agency securities	$27,783,000	$135,200	$18,672,500	$311,000	$46,455,500	$446,200
Corporate bonds	—	—	9,569,500	576,500	9,569,500	576,500
Collateralized mortgage obligations and mortgage-backed securities	10,137,500	108,200	24,703,100	562,100	34,840,600	670,300

	$37,920,500	$243,400	$52,945,100	$1,449,600	$90,865,600	$1,693,000

Our analysis of these securities and the unrealized losses was based on the following factors: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

The corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities are rated as less than investment grade at March 31, 2006. The unrealized loss greater than 12 months at March 31, 2006 included $103,500 related to one Ford Motor Credit Company issue. Because these securities mature within the next two years, the Company believes that it will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at March 31, 2006.

Loans

Our present lending strategy is to attract small-to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our primary lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	March 31, 2006		December 31, 2005
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$176,401,800	29.6%	$151,881,600	27.4%
Construction loans	209,035,500	35.1	195,761,200	35.3
Real estate loans	189,700,000	31.9	182,937,000	33.1
Other loans	20,226,200	3.4	23,550,700	4.2

	595,363,500	100.0%	554,130,500	100.0%

Less – Deferred loan fees	(3,383,900)		(3,260,100)
Less – Allowance for loan losses	(6,612,300)		(6,051,000)

Net loans	$585,367,300		$544,819,400

At March 31, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $92.5 million, representing 15.7% of our loan portfolio, and additional commitments for these projects in the amount of $60.1 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. During 2005, we had significantly increased the amount of construction loans, both in dollar amounts and as a percentage of the Bank’s total loans. This increase in loans was partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of the year as well a continued demand for construction loan financing. The amount of outstanding construction loans exceeded the limits established by the Company at March 31, 2006 and at December 31, 2005. However, the Company plans to meet the concentration limits by December 31, 2006 through loan participations, loan sales and anticipated payoffs on completed projects.

At March 31, 2006 and December 31, 2005, qualifying loans with an outstanding balance of $143.5 and $119.1 million, respectively, were pledged to secure FHLB advances.

The following table sets forth the maturity distribution of our loan portfolio at March 31, 2006:

LOAN MATURITIES

	At March 31, 2006
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$114,510,500	$55,162,500	$6,728,800	$176,401,800
Construction loans	179,262,500	26,523,000	3,250,000	209,035,500
Real estate loans	40,032,000	42,273,500	111,244,100	193,549,600
Other loans	1,854,300	7,214,700	11,157,200	20,226,200

	$335,659,300	$131,173,700	$132,380,100	$599,213,100

Note:  Loan maturities include loans held for sale

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non—performing loans are (i) loans which have been placed on non—accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, and have not been restructured or placed on non—accrual status, and are accruing interest as described below; and (iii) troubled debt restructurings (“TDRs”). Other real estate owned consists of real properties securing loans on which we have taken title in partial or complete satisfaction of the loan. The following table sets forth information about non—performing assets at the dates indicated:

NON—PERFORMING ASSETS

	March 31, 2006	December 31, 2005
Non-accrual loans	$270,300	$694,600
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	560,700	570,900
Other real estate owned	—	—

Balance at end of period	$831,000	$1,265,500

Nonperforming assets decreased from $1.3 million at December 31, 2005 to $0.8 million at March 31, 2006. The troubled debt restructuring loan at March 31, 2006 represents a commercial line of credit secured by all of the borrower’s assets. Since we have granted concessions to the borrower that we would not otherwise consider, this loan has been classified as a troubled debt restructuring effective March 31, 2004. We continue to closely monitor the loan and the collateral, and it is possible that in the future we may further downgrade the loan, resulting in material charges to the allowance for loan losses.

Cash collections on non-performing loans totaled $144,100 during the three months ended March 31, 2006 of which $93,900 was applied to principal and $50,200 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $4,900 for the three months ended March 31, 2006. There were no non-accrual loans during the quarter ended March 31, 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At March 31, 2006 and December 31, 2005, we had classified $2.5 million and $2.0 million, respectively, of our loans as impaired for which a $0.5 million reserve and $0.2 million reserve, respectively, were assigned.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$6,051,000	$3,477,900
Charge—offs	(190,100)	—
Recoveries	1,200	24,900

Net charge—offs	(188,900)	24,900
Additional provisions	750,000	375,000
Other adjustments	200	—

Balance at end of period	$6,612,300	$3,877,800

Off—Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2006, we had undisbursed loan commitments of $223.8 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2006, we had outstanding standby letters of credit with a potential $2.7 million of obligations maturing at various dates through 2008.

Deposits

Total deposits increased from $531.3 million at December 31, 2005 to $574.6 million at March 31, 2006. This increase was primarily due to a $9.1.million increase in savings and money market deposits and a $41.8 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	March 31, 2006		December 31, 2005
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$355,108,200	61.8%	$330,079,600	59.5%
Money desk	80,147,700	13.9	75,382,800	14.2
Brokered	139,388,700	24.3	125,846,700	23.7

Total	$574,644,600	100.0%	$531,309,100	100.0%

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2006, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from one to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

In recent years, the interest rates on certificates of deposit obtained through deposit brokers generally have been lower than the interest rates then offered to local customers for certificates of deposit with comparable maturities. We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty smaller banks with one or few branch offices have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.

Banks that are not “well capitalized” under the FDIC prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if the Bank is not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at March 31, 2006 was approximately $208.2 million. Interest expense on such deposits was approximately $2.1 million for the quarter ended March 31, 2006.

The approximate scheduled maturities of certificates of deposit at March 31, 2006 was as follows:

MATURITIES OF CERTIFICATES OF DEPOSIT

Maturities	Amount(1)
Three months or less	$28,437,000
Over three and through twelve months	105,164,600
Over twelve months	152,167,600

Total	$285,769,200

(1)	Excludes time deposits included in IRA accounts.

Borrowed Funds

FHLB Advances. At March 31, 2006, we had $30.0 million of long-term debt and $5.0 million of short-term advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $143.5 million. These advances bear interest at a rate of the prime lending rate less an average of 2.80%. Interest is payable quarterly or semi—annually with principal and any accrued interest due at maturity.

The table below sets forth the amounts, interest rates, and the maturity dates of FHLB Advances:

FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
$ 5,000,000	Prime minus 2.83%	December 2006
10,000,000	Prime minus 2.83%	January 2009
10,000,000	Prime minus 2.80%	December 2009
10,000,000	Prime minus 2.74%	January 2010

$35,000,000

Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.20% at March 31, 2006).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three—month LIBOR rate plus 1.90% (the rate was 6.72% at March 31, 2006).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.

Securities Sold under Agreements to Repurchase. One customer represents a number of entities that provide us funds through deposits and repurchase agreements. Under our arrangements with these entities, funds in the deposit accounts that exceed the FDIC insurance limit are swept into overnight repurchase agreements. The repurchase agreements are in essence overnight borrowings collateralized by certain of our investment securities that are held by an independent third party financial institution that can cause the securities to be liquidated upon default. Most of these deposits can be withdrawn upon demand without penalty. In 2006, the maximum month-end amount of funds provided by entities controlled by this individual at any date was $63.9 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. We might have to replace these borrowings with higher cost borrowings (which would adversely affect our net interest income). If we did not have adequate liquidity at the time of his demand, it is possible that some or all the securities collateralizing the repurchase agreements would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the distribution of rate—sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

March 31, 2006

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$20,750,000	$—	$—	$—	$20,750,000
Time deposits with other financial institutions	2,687,800	2,866,400	387,400	—	5,941,600
Securities held to maturity	—	17,503,900	42,756,100	32,298,600	92,558,600
Loans, gross	468,547,200	17,452,000	85,156,000	24,674,000	595,829,200

Total rate—sensitive assets	$491,985,000	$37,822,300	$128,299,500	$56,972,600	$715,079,400

Liabilities:
Interest bearing demand deposits	$9,712,600	$—	$—	$—	$9,712,600
Savings and money market	174,463,900	—	—	—	174,463,900
Certificates of deposit	37,376,700	105,066,000	149,884,000	—	292,326,700
Securities sold under agreements to repurchase	62,299,500	—	—	—	62,299,500
FHLB advances	35,000,000	—	—	—	35,000,000
Junior subordinated debentures	17,527,000	—	—	—	17,527,000

Total rate sensitive liabilities	$336,379,700	$105,066,000	$149,884,000	$—	$591,329,700

Interval Gaps:
Interest rate sensitivity gap	$155,605,300	($67,243,700)	($21,584,500)	$56,972,600	$123,749,700

Rate sensitive assets to rate sensitive liabilities	146.3%	36.0%	85.6%	N/A	120.9%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$155,605,300	$88,361,600	$66,777,100	$123,749,700	$123,749,700

Rate sensitive assets to rate sensitive liabilities	146.3%	120.0%	111.3%	120.9%	120.9%

% of rate sensitive assets in period	68.8%	74.1%	92.0%	100.0%	N/A

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a—15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

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

We establish allowances for loan losses against each segment of our loan portfolio. At March 31, 2006, our allowance for loan losses equaled 1.1% of loans. Although we believed that we had established adequate allowances for loan losses as of March 31, 2006, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At March 31, 2006, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion—caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

There is intense competition in Southern California and elsewhere in the United States for banking customers. We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. We compete for loans and deposits primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In recent years out—of—state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

A significant portion of our loan portfolio consists of construction loans to developers for tract projects and single homes for resale to unidentified buyers.

At March 31, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $92.5 million, representing 15.7% of our loan portfolio, and additional commitments for these projects in the amount of $60.1 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

In recent years, we have generated significant income from fees and interest on SBA loans and gains on sales of participation interests in SBA loans. Congress or the SBA may discontinue or modify these programs at any time. Such discontinuation or modification could have a material adverse affect on our results of operations depending on our level of SBA lending at the time.

One customer represents a large amount of deposits and borrowings that can be withdrawn immediately, and the sudden withdrawal or material reduction of these deposits or borrowings could have a material adverse affect on us.

One customer represents a number of entities that provide us funds through deposits and repurchase agreements. Under our arrangements with these entities, funds in the deposit accounts that exceed the FDIC insurance limit are swept into overnight repurchase agreements. The repurchase agreements are in essence overnight borrowings collateralized by certain of our investment securities that are held by an independent third party financial institution that can cause the securities to be liquidated upon default. Most of these deposits can be withdrawn upon demand without penalty. In 2006, the maximum month-end amount of funds provided by entities controlled by this individual at any date was $67.8 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship we have adequate liquidity to fund any consequential withdrawals. We might have to replace these borrowings with higher cost borrowings (which would adversely affect our net interest income). If we did not have adequate liquidity at the time of his demand, it is possible that some or all the securities collateralizing the repurchase agreements would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities.

During 2006, a significant portion of our deposits were obtained through brokers, and almost all of these deposits were obtained through one broker.

We attract a significant amount of deposits from brokers who place certificates of deposit with their customers. As of March 31, 2006, brokered deposits were $139.4 million representing 24.3% of total deposits as compared to $125.8 million at December 31, 2005 representing 23.7% of total deposits. All except $10 million of our brokered deposits at March 31, 2006 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of March 31, 2006 mature at various times through June 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

ITEM 6.	EXHIBITS

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated May 15, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 15, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2006	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson Executive Vice President and Chief Financial Officer