Form 10-Q
period 2006-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2006-08-14
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

6,078,179 shares of Common Stock as of July 31, 2006

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$15,304,000	$15,574,200
Federal funds sold	60,220,000	14,575,000

Total cash and cash equivalents	75,524,000	30,149,200

Time deposits with other financial institutions	3,987,300	8,244,900
Securities held to maturity, fair market value $96,433,500 at June 30, 2006; $73,733,600 at December 31, 2005	98,233,400	75,479,000
Loans held for sale	562,500	607,500
Loans, net of the allowance for loan losses of $6,925,300 at June 30, 2006; $6,051,000 at December 31, 2005	620,320,000	544,819,400
Equipment and leasehold improvements, net	4,060,700	3,994,700
Accrued interest receivable and other assets	14,158,200	11,678,500

Total assets	$816,846,100	$674,973,200

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$121,499,800	$106,405,100
Interest bearing:
Demand	10,857,900	9,042,700
Savings and money market	195,732,000	165,363,300
Certificates of deposit	319,192,700	250,498,000

Total deposits	647,282,400	531,309,100

Accrued interest payable and other liabilities	6,591,100	4,111,200
Securities sold under agreements to repurchase	50,992,000	41,133,600
FHLB advances	35,000,000	35,000,000
Junior subordinated debentures	27,837,000	17,527,000

Total liabilities	767,702,500	629,080,900

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at June 30, 2006 and December 31, 2005	7,697,000	7,697,000
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 667,096 shares at June 30, 2006 and December 31, 2005	11,318,600	11,318,600

Total redeemable preferred stock	19,015,600	19,015,600

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 6,068,179 shares at June 30, 2006 and 6,065,579 shares at December 31, 2005	6,415,000	6,406,600
Undivided profits	23,713,000	20,470,100

Total shareholders’ equity	30,128,000	26,876,700

Total liabilities, redeemable preferred stock and shareholders’ equity	$816,846,100	$674,973,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$14,192,100	$7,558,100	$27,019,900	$13,681,900
Interest on time deposits with other financial institutions	57,100	31,300	131,200	59,200
Interest on securities held to maturity	1,081,200	682,500	1,904,700	1,379,700
Interest on federal funds sold	406,100	52,400	642,600	108,200

Total interest income	15,736,500	8,324,300	29,698,400	15,229,000

Interest expense:
Interest on deposits	5,381,600	1,993,200	9,824,500	3,530,800
Interest on FHLB advances	453,500	404,400	815,000	719,300
Interest on federal funds purchased	—	1,800	—	1,800
Interest on securities sold under repurchase agreements	344,500	—	626,100	—
Interest on junior subordinated debentures	377,600	241,300	678,300	409,500

Total interest expense	6,557,200	2,640,700	11,943,900	4,661,400

Net interest income before provision for loan loss	9,179,300	5,683,600	17,754,500	10,567,600
Provision for loan losses	973,000	602,000	1,723,000	977,000

Net interest income	8,206,300	5,081,600	16,031,500	9,590,600
Non-interest income	701,900	580,500	1,339,800	1,378,900
Non-interest expenses:
Salaries and related benefits	3,045,700	1,801,700	6,044,400	3,483,900
Occupancy and equipment expenses	696,400	556,900	1,405,200	1,049,700
Professional fees	443,000	261,200	720,400	460,300
Data processing	238,500	194,400	450,300	360,800
Other operating expenses	1,271,900	610,000	2,526,900	1,309,700

Total non-interest expense	5,695,500	3,424,200	11,147,200	6,664,400

Earnings before income tax expense	3,212,700	2,237,900	6,224,100	4,305,100
Income tax expense	1,270,100	836,300	2,489,300	1,674,000

Net earnings	$1,942,600	$1,401,600	$3,734,800	$2,631,100

Earnings per common share:
Basic earnings per share	$0.27	$0.19	$0.51	$0.38
Diluted earnings per share	$0.25	$0.19	$0.49	$0.38

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$3,734,800	$2,631,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	131,000	396,600
Depreciation and amortization	551,400	363,600
Provision for loan losses	1,723,000	977,000
Compensation expense on stock options	164,100	—
Net gains on sales of loans held for sale	(187,400)	(298,000)
Proceeds from sales of loans held for sale	13,431,900	7,943,600
Originations of loans held for sale	(13,199,500)	(7,468,700)
Increase in accrued interest receivable and other assets	(2,776,000)	(1,128,500)
Increase in accrued interest payable and other liabilities	2,479,900	767,100

Net cash provided by operating activities	6,053,200	4,183,800

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	4,257,600	(62,400)
Loans	(77,223,600)	(132,348,700)
Purchase of equipment and leasehold improvements	(617,400)	(1,175,900)
(Purchase) redemption of FHLB stock	642,700	(235,000)
Purchase of securities held to maturity	(31,797,900)	—
Proceeds from maturities of securities held to maturity	8,912,500	4,558,700
Investment in statutory trust	(310,000)	(310,000)

Net cash used in investing activities	(96,136,100)	(129,573,300)

Cash Flows from Financing Activities:
Net increase in:
Demand deposits	15,094,700	26,985,200
Interest bearing demand deposits	1,815,200	433,400
Savings and money market deposits	30,368,700	18,178,600
Certificates of deposit	68,694,700	79,369,900
Increase in federal funds purchased	—	5,000,000
Proceeds from issuance of junior subordinated debentures	10,310,000	10,310,000
Payments on FHLB advances	—	(15,000,000)
Increase in securities sold under agreements to repurchase	9,858,400	—
Proceeds from stock options exercised	8,400	204,700
Increase in deferred tax assets related to stock options	(36,400)	—
Dividends paid or declared on preferred stock	(656,000)	(404,100)

Net cash provided by financing activities	135,457,700	125,077,700

Net increase (decrease) in cash and cash equivalents	45,374,800	(311,800)
Cash and cash equivalents, beginning of period	30,149,200	19,587,600

Cash and cash equivalents, end of period	$75,524,000	$19,275,800

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,515,300	$4,240,000
Income taxes	2,140,900	1,875,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2006 and 2005

	Common Stock		Undivided Profits	Total
	Number of Shares	Amount
Balance, December 31, 2004	5,867,679	$6,090,800	$14,739,600	$20,830,400
Stock options exercised	161,000	204,700	—	204,700
Dividends paid on preferred stock	—	—	(404,100)	(404,100)
Net earnings	—	—	2,631,100	2,631,100

Balance, June 30, 2005	6,028,679	$6,295,500	$16,966,600	$23,262,100

	Common Stock		Undivided Profits	Total
	Number of Shares	Amount
Balance, December 31, 2005	6,065,579	$6,406,600	$20,470,100	$26,876,700
Stock options exercised	2,600	8,400	—	8,400
Dividends paid on preferred stock	—	—	(656,000)	(656,000)
Compensation expense on stock options	—	—	164,100	164,100
Net earnings	—	—	3,734,800	3,734,800

Balance, June 30, 2006	6,068,179	$6,415,000	$23,713,000	$30,128,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, shareholders’ equity and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2005 and the notes thereto included in the Company’s Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has three other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II, and Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005 and 2006, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the common interests of the Trusts of $837,000 in other assets.

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

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic earnings per share computations for the three and six months ended June 30, 2006 were 6,066,781 and 6,066,264, respectively, and for the three and six months ended June 30, 2005 were 5,915,272 and 5,900,867, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the three and six months ended June 30, 2006 were 7,629,496 and 7,640,258, respectively, and for the three and six months ended June 30, 2005 were 6,851,903 and 6,869,810, respectively. The diluted EPS computation does not include the anti-dilutive effect of 58,500 options for the period ended June 30, 2006. There were no anti-dilutive options for the period ended June 30, 2005.

Basic and diluted earnings per share for the three months ended June 30, 2006 and 2005 are computed as follows:

Three Months Ended June 30, 2006	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$1,942,600
Cash dividends paid on convertible preferred stock	(328,000)

Net earnings available to common shareholders	1,614,600	6,066,781	$0.27
Preferred stock dividend	328,000	—
Effect of exercise of options	—	162,569
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096
Diluted earnings per share:

Net earnings available to common shareholders	$1,942,600	7,629,496	$0.25

Three Months Ended June 30, 2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$1,401,600
Cash dividends paid on convertible preferred stock	(269,400)

Net earnings available to common shareholders	1,132,200	5,915,272	$0.19
Preferred stock dividend	269,400	—
Effect of exercise of options	—	203,581
Effect of conversion of Series A preferred stock	—	733,050
Diluted earnings per share:

Net earnings available to common shareholders	$1,401,600	6,851,903	$0.19

Since the diluted earnings per share calculation is antidilutive, the basic earnings per share amount is used for diluted earnings per share.

Basic and diluted earnings per share for the six months ended June 30, 2006 and 2005 are computed as follows:

Six Months Ended June 30, 2006	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$3,734,800
Cash dividends paid on convertible preferred stock	(656,000)

Net earnings available to common shareholders	3,078,800	6,066,264	$0.51
Preferred stock dividend	656,000	—
Effect of exercise of options and warrants	—	173,848
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096
Diluted earnings per share:

Net earnings available to common shareholders	$3,734,800	7,640,258	$0.49

Six Months Ended June 30, 2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$2,631,100
Cash dividends paid on convertible preferred stock	(404,100)

Net earnings available to common shareholders	2,227,000	5,900,867	$0.38
Preferred stock dividend	404,100	—
Effect of exercise of options and warrants	—	235,893
Effect of conversion of Series A preferred stock	—	733,050
Diluted earnings per share:

Net earnings available to common shareholders	$2,631,100	6,869,810	$0.38

Equity Compensation Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 2005 Equity Incentive Plan (the “2005 Plan”, and with the 1996 Plan, the “Plans”) provides for the issuance of up to 450,000 shares of the Company’s common stock. The Plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. The 1996 Plan expired in February 2006, although options remain outstanding under that Plan.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock options for the year ended December 31, 2005 as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R on January 1, 2006, the net income for the six months ended June 30, 2006, was $127,700 lower and our basic and diluted net income per share for the six months ended June 30, 2006 were $0.02 lower, than if the Company continued to account for stock-based compensation under APB Opinion No. 25. Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not have excess tax benefits resulting from exercise of non-qualified stock options or from disqualifying dispositions of shares acquired upon exercise of incentive stock options for the six months ended June 30, 2006. At June 30, 2006, compensation expense related to non-vested stock option grants aggregated to $1.5 million and is expected to be recognized as follows:

Stock Option Compensation Expense
Remainder of 2006	$191,200
2007	381,900
2008	363,500
2009	314,600
2010	185,900
2011	30,000

Total	$1,467,100

The following table illustrates the impact of adopting SFAS 123-R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	Six Months Ended June 30, 2006
	SFAS 123-R	APB 25
Income before income taxes	$6,224,100	$6,388,200
Net income	3,734,800	3,862,500
Basic net income per share	0.51	0.53
Diluted net income per share	0.49	0.51
Cash flow from operations	6,053,200	6,016,800
Cash flow from financing activities	135,457,700	135,494,100

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123-R for the six months ended June 30, 2005:

Amount
Net earnings, as reported	$2,631,100
Less – Cash dividend on non-cumulative preferred stock	(404,100)
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(90,800)

Pro forma net earnings	$2,136,200

Earnings per share:
Basic:
As reported	$0.38
Pro forma	$0.36
Diluted:
As reported	$0.38
Pro forma	$0.36

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

The following table summarizes the assumptions used for stock options granted for the periods presented:

	Six Months Ended 2006	Six Months Ended 2005
Risk-free rate	5.0%	4.1%
Expected lives	5 to 10 years	5 to 10 years
Expected volatility	42.5%	37.0%

The following table summarizes the share option activity under the plans for the periods indicated:

	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Six months ended 2006
Outstanding at December 31, 2005	441,500	$7.13
Granted	63,500	16.25
Exercised	(2,600)	3.23
Forfeited	(6,800)	13.89

Outstanding at June 30, 2006	495,600	8.23	$3,764,100

Exercisable at June 30, 2006	206,700	3.47	$2,538,400

	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Six months ended 2005
Outstanding at December 31, 2004	418,500	$4.19
Granted	79,000	11.00
Exercised	(61,000)	1.63
Forfeited	(4,000)	6.10

Outstanding at June 30, 2005	432,500	5.78	$3,577,700

Exercisable at June 30, 2005	191,700	2.01	$2,308,300

The following information applies to options outstanding at June 30, 2006:

	Exercise price
	$1.00 - $2.00	$2.01 - $2.75	$6.10 - $6.71	$8.50 - $11.00	$15.00 – $17.77
Number of options outstanding	129,000	23,600	61,000	172,500	109,500
Weighted-average exercise price	$1.31	$2.73	$6.25	$9.89	$16.04
Weighted-average remaining contractual life (years)	1.60	4.99	5.80	8.16	9.32
Number of shares underlying options exercisable	129,000	20,200	18,400	39,100	—
Weighted average exercise price of options exercisable	$1.31	$2.73	$6.10	$9.73	—

A summary of the status of the Company’s unvested options and the activity during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant-date Fair Value
Unvested options at December 31, 2005	256,400	$5.56
Granted	63,500	7.89
Vested	(24,200)	5.39
Forfeited	(6,800)	7.96

Unvested options at June 30, 2006	288,900	6.03

A summary of the status of the Company’s unvested options and the activity during the six months ended June 30, 2005, is presented below:

	Shares	Weighted Average Grant-date Fair Value
Unvested options at December 31, 2004	178,500	$3.68
Granted	79,000	6.08
Vested	(12,700)	3.37
Forfeited	(4,000)	3.44

Unvested options at June 30, 2005	240,800	4.49

2.	Allowance for Loan Losses

See “Changes in Allowance for Loan Losses” in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for discussion regarding changes in the Allowance for Loan Losses.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

4.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. Certain business units have been aggregated for segment reporting purposes where the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, and have similar economic characteristics. The reportable segments for the Company are Regional Offices, Real Estate Industries Division, Small Business Administration (SBA), and Other. The Regional Offices segment is comprised of the Bank’s four regional offices which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives, and professionals. The Real Estate Industries Division is comprised of real estate lending, including primarily construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, money desk certificates of deposit and brokered deposits.

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.

The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is our most significant expense, the Company reports the net interest income (interest income less interest expense) which includes the effect of internal funds transfer pricing and noninterest income for each of these segments as shown in the following table for the three and six months ended June 30, 2006 and 2005. The following table also shows the assets allocated to each of these segments as of June 30, 2006 and December 31, 2005.

	Regional Offices	Real Estate Industries Division	SBA	Other	Total
Net interest income before provision for loan loss for the six months ended June 30:
2006	$7,678,400	$8,165,500	$1,316,500	$594,100	$17,754,500
2005	5,388,700	4,200,100	793,300	185,500	10,567,600
Noninterest income for the six months ended June 30:
2006	616,500	100,200	350,400	272,700	1,339,800
2005	469,700	13,200	736,700	159,300	1,378,900
Net interest income before provision for loan loss for the three months ended June 30:
2006	3,908,000	4,359,900	698,300	213,100	9,179,300
2005	3,026,500	2,262,000	400,200	(5,100)	5,683,600
Noninterest income for the three months ended June 30:
2006	299,500	29,600	197,600	175,200	701,900
2005	233,300	11,900	265,600	69,700	580,500
Segment assets as of:
June 30, 2006	267,648,800	314,236,900	32,787,800	202,172,600	816,846,100
December 31, 2005	196,386,100	203,982,900	26,895,300	247,708,900	674,973,200

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We recorded net earnings of $1.9 million ($0.27 basic and $0.25 diluted earnings per share) for the second quarter of 2006 as compared to $1.4 million ($0.19 basic and diluted earnings per share) for the second quarter of 2005. The increase in net earnings was primarily due to a $3.5 million increase in net interest income before provision for loan losses offset by a $2.3 million increase in non-interest expenses.

For the six months ended June 30, 2006, we generated net earnings of $3.7 million ($0.51 basic and $0.49 diluted earnings per share) as compared to $2.6 million ($0.38 basic and diluted earnings per share) for the same period of 2005. The improvement in earnings in 2006 was due primarily to a $7.2 million increase in net interest income before provision for loan loss offset by a $4.5 million increase non-interest expenses and a $0.7 million increase in the provision for loan losses.

We continued to grow, with total assets increasing from $675.0 million at December 31, 2005 to $816.8 million at June 30, 2006. Net loans, including loans held for sale, grew from $545.4 million at December 31, 2005 to $620.9 million at June 30, 2006. Deposits grew from $531.3 million at December 31, 2005 to $647.3 million at June 30, 2006.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Return on average assets (1)	1.01%	1.13%	1.03%	1.13%
Return on average shareholders’ equity (1)	26.59%	23.65%	26.42%	23.56%
Net yield on average interest earning assets (1)	4.96%	4.82%	5.10%	4.81%
Earnings per common share:
Basic earnings per share	$0.27	$0.19	$0.51	$0.38
Diluted earnings per share	$0.25	$0.19	$0.49	$0.38

(1)	Annualized.

The following table sets forth information regarding the net interest income before provision for loan losses, the provision for loan losses, non-interest expense, net income and net income per share – diluted for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Net interest income before provision for loan losses	$9,179,300	$5,683,600	61.5%	$17,754,500	$10,567,600	68.0%
Provision for loan losses	973,000	602,000	61.6%	1,723,000	977,000	76.4%
Non-interest expense	5,695,500	3,424,200	66.3%	11,147,200	6,664,400	67.3%
Net income	1,942,600	1,401,600	38.6%	3,734,800	2,631,100	41.9%
Net income per share – diluted	0.25	0.19	31.6%	0.49	0.38	28.9%
Weighted average number of shares - diluted	7,629,496	6,851,903	11.3%	7,640,258	6,869,810	11.2%

The increase in net interest income in the three months and six months ended June 30, 2006, as compared to the corresponding period of 2005, was primarily the result of growth in the volume of loans and investment securities. Average loans grew by $221.9 million, or 61.8%, to $581.1 million at June 30, 2006 from $359.2 million at June 30, 2005. Average investment securities grew by $17.2 million or 24.4% to $87.7 million at June 30, 2006 from $70.5 million at June 30, 2005.

The provision for loan losses increased by $0.7 million or 76.4% to $1.7 million in the first six months of 2006 as compared to the corresponding period of 2005. This increase was primarily attributable to a 43.4% increase in net loans which includes loans held for sale.

Non-interest expense increased by $2.3 million, or 66.3%, to $5.7 million and $4.5 million, or 67.3%, to $11.1 million, respectively, for the three months and six months ended June 30, 2006 primarily due to an increase in salaries and related benefits expense due to the growth of the Company.

RESULTS OF OPERATIONS – Three and six months ended June 30, 2006 and 2005

Net Interest Income

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Interest income	$15,736,500	$8,324,300	89.0%	$29,698,400	$15,229,000	95.0%
Interest expense	6,557,200	2,640,700	148.3%	11,943,900	4,661,400	156.2%
Net interest income before provision for loan losses	9,179,300	5,683,600	61.5%	17,754,500	10,567,600	68.0%
Net interest margin	4.96%	4.82%	2.9%	5.10%	4.81%	6.0%

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

We recorded interest income of $15.7 million and $29.7 million, respectively, for the three and six months ended June 30, 2006 as compared to $8.3 million and $15.2 million, respectively, for the three and six months ended June 30, 2005. Interest expense totaled $6.6 million and $11.9 million, respectively, for the three and six months ended June 30, 2006 as compared to $2.6 million and $4.7 million, respectively, for the three and six months ended June 30, 2005. The increase in interest income was due to $269.5 million and $258.7 million increases in average interest earning assets in conjunction with a 1.44% and 1.60% increases in the weighted average yield earned on those assets for the three and six months ended June 30, 2006. The increase in interest expense was due to a $263.2 million and $246.4 million increase in average interest bearing liabilities in addition to 1.27% and 1.33% increases in the weighted average rates paid on interest bearing liabilities. The prime rate increased from 5.25% at December 31, 2004 to 8.25% at June 30, 2006 causing an overall increase in our interest rates.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand the Orange County Regional Office, the San Fernando Valley Regional Office and the Media District Regional Office, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 55.5% and 61.8%, respectively to $607.7 million and $581.1 million for the three and six months ended June 30, 2006 from $390.9 million and $359.2 million, respectively, for the three and six months ended June 30, 2005, with the increase occurring in all major loan categories. Average investment securities increased 40.3% and 24.4%, respectively, to $97.2 million and $87.7 million from $69.3 million and $70.5 million, respectively, during the three and six months ended June 30, 2006, as the Company invested in U.S. Government agency securities. Average interest bearing deposits increased 79.3% and 78.8%, respectively, to $507.8 million and $475.1 million, respectively, for the three and six months ended June 30, 2006 compared to $283.3 million and $265.8 million, respectively, during the three and six months ended June 30, 2005.

Our interest rate spread increased from 4.06% during the second quarter of 2005 to 4.23% during the second quarter of 2006, and our net interest margin increased from 4.82% during the second quarter of 2005 to 4.96% during the second quarter of 2006. The increase in interest rate spread was due principally to our higher yield on loans which increased from 7.76% for the quarter ended June 30, 2005 to 9.37% for the quarter ended June 30, 2006. These increases were due principally to: i) an increase in the weighted average yield on our loans, which constitute our largest category of interest-earning assets, from 7.76% for the quarter ended June 30, 2005 to 9.37% for the quarter ended June 30, 2006 due to an increase in overall interest rates; and ii) loans constituting a greater portion of our average interest-earning assets (81.0% for the six months ended June 30, 2005 compared to 82.8% for the six months ended June 30, 2006). The increase in our cost of funds was due to increasing market interest rates, resulting in increases in all categories of interest-bearing liabilities, and to certificate of deposits (our highest costing deposits) constituting a greater percentage of our total average interest-bearing liabilities (29.3% for the six months ended June 30, 2005 compared to 49.8% for the six months ended June 30, 2006). The increase in certificates of deposit was due to an increase in brokered deposits. Brokered deposits increased from $64.4 million as of June 30, 2005 to $143.6 million as of June 30, 2006. Our weighted average cost of funds was positively affected by our ability to borrow through securities sold under repurchase agreements in 2006, which had a lower cost than all categories of deposits other than demand deposits. Our net interest margin remains high in comparison with our interest rate spread because a significant portion of our interest earning assets is funded by non-interest bearing demand deposits, preferred stock, and stockholders’ equity.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter Ended June 30,
	2006			2005
	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid (3)	Average Balance	Interest Inc./Exp.(1)	Weighted Average Rates Earned/ Paid (3)
Interest earning assets:
Federal funds sold	$32,096,100	$406,100	5.07%	$7,187,300	$52,400	2.92%
Time deposits	5,273,200	57,100	4.34%	5,432,200	31,300	2.31%
Securities	97,231,300	1,081,200	4.46%	69,300,200	682,500	3.95%
Loans (2)	607,681,400	14,192,100	9.37%	390,863,200	7,558,100	7.76%

Total interest-earning assets	742,282,000	15,736,500	8.50%	472,782,900	8,324,300	7.06%

Non-interest-earning assets	30,395,700			24,137,900

Total assets	$772,677,700			$496,920,800

Interest bearing liabilities:
Interest-bearing demand deposits	$10,699,800	44,800	1.68%	$5,904,300	17,600	1.20%
Savings and money market deposits	184,591,500	1,755,200	3.81%	166,532,400	1,021,000	2.46%
Certificates of deposit	312,492,200	3,581,600	4.60%	110,814,200	954,600	3.46%
Federal funds purchased	—	—	—	233,300	1,800	3.09%
FHLB advances:
Short-term	5,000,000	62,400	5.01%	22,000,000	148,600	2.71%
Long-term	30,000,000	391,100	5.23%	29,495,500	255,800	3.48%
Securities sold under agreements to repurchase	50,227,500	344,500	2.75%	—	—	—
Junior subordinated debentures	22,682,000	377,600	6.68%	17,527,000	241,300	5.52%

Total interest-bearing liabilities	615,693,000	6,557,200	4.27%	352,506,700	2,640,700	3.00%

Non-interest bearing liabilities	108,665,200			112,948,100

Total liabilities	724,358,200			465,454,800
Redeemable preferred stock and shareholders’ equity	48,319,500			31,466,000

Total liabilities and shareholders’ equity	$772,677,700			$496,920,800

Net interest income		$9,179,300			$5,683,600

Interest rate spread			4.23%			4.06%
Net interest margin			4.96%			4.82%

(1)	Interest income on loans includes loan fees of $0.9 million in 2006 and $0.7 million in 2005.

(2)	Loans include nonaccrual loans.

(3)	Annualized.

ANALYSIS OF NET INTEREST INCOME

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Inc./Exp. (1)	Weighted Average Rates Earned/ Paid (3)	Average Balance	Interest Inc./Exp. (1)	Weighted Average Rates Earned/ Paid (3)
Interest earning assets:
Federal funds sold	$26,730,700	$642,600	4.85%	$7,997,700	$108,200	2.73%
Time deposits	6,549,100	131,200	4.04%	5,613,500	59,200	2.13%
Securities	87,718,600	1,904,700	4.38%	70,539,200	1,379,700	3.94%
Loans (2)	581,078,100	27,019,900	9.38%	359,182,300	13,681,900	7.68%

Total interest-earning assets	702,076,500	29,698,400	8.53%	443,332,700	15,229,000	6.93%

Non-interest-earning assets	29,700,200			26,334,500

Total assets	$731,776,700			$469,667,200

Interest bearing liabilities:
Interest-bearing demand deposits	$9,907,800	82,500	1.68%	$5,615,500	33,300	1.20%
Savings and money market deposits	176,925,800	3,296,400	3.76%	162,836,000	1,897,100	2.35%
Certificates of deposit	288,298,300	6,445,600	4.51%	97,312,200	1,600,400	3.32%
Federal funds purchased	—	—	—	138,200	1,800	2.63%
FHLB advances
Short-term	5,000,000	117,700	4.75%	22,000,000	281,400	2.58%
Long-term	29,880,600	697,300	4.71%	28,695,700	437,900	3.08%
Securities sold under agreements to repurchase	48,728,000	626,100	2.59%	—	—	—
Junior subordinated debentures	20,104,500	678,300	6.80%	15,808,700	409,500	5.22%

Total interest-bearing liabilities	578,845,000	11,943,900	4.16%	332,406,300	4,661,400	2.83%

Non-interest bearing liabilities	105,407,800			107,039,600

Total liabilities	684,252,800			439,445,900
Redeemable preferred stock and shareholders’ equity	47,523,900			30,221,300

Total liabilities and shareholders’ equity	$731,776,700			$469,667,200

Net interest income		$17,754,500			$10,567,600

Interest rate spread			4.37%			4.10%
Net interest margin			5.10%			4.81%

(1)	Interest income on loans includes loan fees of $2.1 million in 2006 and $1.2 million in 2005.

(2)	Loans include nonaccrual loans.

(3)	Annualized.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	Three Months Ended June 2006			Six Months Ended June 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Federal funds sold	$291,800	$61,900	$353,700	$401,300	$133,100	$534,400
Time deposits	(900)	26,700	25,800	11,300	60,700	72,000
Securities	302,000	96,700	398,700	361,500	163,500	525,000
Loans	4,826,200	1,807,800	6,634,000	9,827,000	3,511,000	13,338,000

Total interest-earning assets	5,419,100	1,993,100	7,412,200	10,601,100	3,868,300	14,469,400

Interest expense:
Interest-bearing demand deposits	18,200	9,000	27,200	32,200	17,000	49,200
Savings and money market deposits	120,800	613,400	734,200	176,600	1,222,700	1,399,300
Certificates of deposit	2,223,300	403,700	2,627,000	4,095,200	750,000	4,845,200
Federal funds purchased	(1,800)	—	(1,800)	(1,800)	—	(1,800)
FHLB advances:
Short-term	(161,200)	75,000	(86,200)	(305,000)	141,300	(163,700)
Long-term	4,400	130,900	135,300	18,800	240,600	259,400
Securities sold under agreements to repurchase	344,500	—	344,500	626,100	—	626,100
Junior subordinated debentures	79,600	56,700	136,300	127,200	141,600	268,800

Total interest-bearing liabilities	2,627,800	1,288,700	3,916,500	4,769,300	2,513,200	7,282,500

Net interest income	$2,791,300	$704,400	$3,495,700	$5,831,800	$1,355,100	$7,186,900

Provision for Loan Losses

We made provisions for loan losses of $1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2006 as compared to provisions of $0.6 million and $1.0 million for the comparable periods of 2005.

We assess the adequacy of the Allowance each calendar quarter. Classified loans (loans assigned point values of 7—10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased by 21% for the quarter ended June 30, 2006 as compared to the same period in 2005 primarily due to increase loan broker fees. Non-interest income remained relatively unchanged for the six months ended June 30, 2006. The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

The following table identifies the components of and the percentage changes for the periods indicated:

NON-INTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Service charges	$266,800	$214,200	24.6%	$548,300	$435,700	25.8%
Gain on sale of loans, net	100,700	127,000	(20.7%)	187,400	298,000	(37.1%)
Loan broker fee income	122,600	71,900	70.5%	200,000	370,900	(46.1%)
Other	211,800	167,400	26.5%	404,100	274,300	47.3%

Total	$701,900	$580,500	20.9%	$1,339,800	$1,378,900	(2.8%)

Non-Interest Expense

Salary and related benefits increased by 69% and 73%, respectively, from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006. This increase was due primarily to an increase in the number of employees in all locations and departments due to the growth of the Company. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2006. At June 30, 2006, the Company employed 115 full-time employees, compared with 84 full-time employees at June 30, 2005.

Occupancy and equipment expenses increased by 25% and 34%, respectively, from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment at the new Real Estate Industries Division office as well as amortization of leasehold improvements and the depreciation of office furniture and equipment related to the remodel of our executive offices.

Professional fees increased 70% and 57%, respectively, from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 due to the increase in consulting fees related to the Note Department and to personnel development.

Data processing expenses increased 23% and 25%, respectively, from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 consistent with our growth in assets and the number of customers.

Other operating expenses increased 109% and 93%, respectively, from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 due to increases in advertising expense, training and recruiting expense, and amortization of servicing assets.

FINANCIAL CONDITION

Regulatory Capital

At June 30, 2006, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $64.9 million and $75.6 million, respectively. Our regulatory capital increased since December 31, 2005 as a result of net earnings as well as proceeds from the issuance of $10.3 million of junior subordinated debentures of which $10.0 million was contributed as capital to the Bank. At June 30, 2006, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

June 30, 2006

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$82,571	12.6%	$52,639	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$64,863	9.9%	$26,319	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$64,863	8.4%	$30,776	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$82,506	12.6%	$52,596	>=8.0%	$65,746	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$75,581	11.5%	$26,298	>=4.0%	$39,447	>=6.0%
Tier 1 Capital (to average assets)	$75,581	9.8%	$30,776	>=4.0%	$38,470	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with preferred stock and shareholders’ equity, provided 86% of our funding as a percentage of average total assets during both the six months ended June 30, 2006 and 2005.

Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of June 30, 2006, we had $35 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the six months ended June 30, 2006, we had an average balance of $26.7 million in overnight funds sold representing 3.8% of total average assets.

Commencing in December 2005, we entered into repurchase agreements with a number of entities controlled by one individual that had previously maintained a large amount of deposits with us in money market and non-interest bearing demand accounts that exceeded FDIC insurance limits. Under our new arrangement, funds in excess of a certain threshold in these accounts are swept into securities sold under agreements to repurchase (“repurchase agreements”). These are in essence overnight loans collateralized by certain of our investment securities that bear interest. At June 30, 2006, these entities held repurchase agreements in the amount of $51.0 million collateralized by investment securities with an amortized cost of $70.6 million.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 increased by $1.9 million as compared to the same period in 2005 primarily due to an increase in net earnings.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 decreased by $33.4 million as compared to the same period in 2005 primarily due to a lesser amount of loan growth which was offset by the purchase of additional securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 increased by $10.4 million as compared to the same period in 2005 primarily due to an increase in securities sold under agreements to repurchase and a decrease in payments on FHLB advances offset by a net decrease in deposit growth and fed funds purchased.

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	June 30, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$3,693,000	3.51%	7,956,500	3.20%
After one year but within five years	294,300	4.41%	288,400	4.61%

Total time deposits	$3,987,300	3.58%	$8,244,900	3.25%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended June 30, 2006 or 2005.

INVESTMENT SECURITIES

	June 30, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$25,964,700	3.76%	$11,003,800	3.45%
After one year but within five years	34,032,200	5.09%	27,613,400	4.43%
After five years	5,003,000	5.87%	—	—
Collateralized mortgage obligations and mortgage-backed securities	33,233,500	4.23%	36,861,800	4.27%

Total investment securities	$98,233,400	4.48%	$75,479,000	4.21%

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2006, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

The amortized cost and estimated fair values of securities held to maturity at the dated indicated are as follows:

FAIR VALUE OF INVESTMENT SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006
U.S. Agency securities	$54,877,900	$—	$585,200	$54,292,700
Corporate bonds	10,121,900	—	446,900	9,675,000
Collateralized mortgage obligations and mortgage-backed securities:
Ginnie Mae mortgage-backed security	5,016,500	—	113,800	4,902,700
Fannie Mae mortgage-backed security	3,737,800	—	73,800	3,664,000
Other	24,479,300	—	580,200	23,899,100

	$98,233,400	$—	$1,799,900	$96,433,500

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. Agency securities	$26,946,200	$4,300	$353,200	$26,597,300
Corporate bonds	11,671,100	—	922,300	10,748,800
Collateralized mortgage obligations and mortgage-backed securities:
Ginnie Mae mortgage-backed security	5,016,500	—	69,700	4,946,800
Fannie Mae mortgage-backed security	4,745,900	—	1,500	4,744,400
Other	27,099,300	—	403,000	26,696,300

	$75,479,000	$4,300	$1,749,700	$73,733,600

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 are summarized as follows:

UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Agency securities	$35,554,800	$334,700	$18,737,900	$250,500	$54,292,700	$585,200
Corporate bonds	—	—	9,675,000	446,900	9,675,000	446,900
Collateralized mortgage obligations and mortgage-backed securities	12,194,500	214,700	20,271,300	553,100	32,465,800	767,800

	$47,749,300	$549,400	$48,684,200	$1,250,500	$96,433,500	$1,799,900

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

The corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities are rated as less than investment grade at June 30, 2006. Because these securities mature within the next two and one-half years, the Company believes that it will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at June 30, 2006.

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

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	June 30, 2006		December 31, 2005
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$178,572,200	28.3%	$151,881,600	27.4%
Construction loans	224,786,000	35.6	195,761,200	35.3
Real estate loans	203,012,600	32.2	182,937,000	33.0
Other loans	24,399,900	3.9	23,550,700	4.3

Gross loans	630,770,700	100.0%	554,130,500	100.0%

Less – Deferred loan fees	(3,525,400)		(3,260,100)
Less – Allowance for loan losses	(6,925,300)		(6,051,000)

Net loans	$620,320,000		$544,819,400

At June 30, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $122.2 million, representing 19.7% of our loan portfolio, and additional commitments for these projects in the amount of $103.7 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. During 2005, we had significantly increased the amount of construction loans, both in dollar amounts and as a percentage of our total loans. This increase in loans was partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of the year as well a continued demand for construction loan financing. The amount of outstanding construction loans exceeded the limits established by the Company at June 30, 2006 and at December 31, 2005. However, the Company plans to meet the concentration limits by December 31, 2006 through loan participations, loan sales and anticipated payoffs on completed projects.

At June 30, 2006 and December 31, 2005, qualifying loans with an outstanding balance of $185.4 and $119.1 million, respectively, were pledged to secure FHLB advances.

The following table sets forth the maturity distribution of our loan portfolio at June 30, 2006:

LOAN MATURITIES

	At June 30, 2006
	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial loans	$118,751,700	$50,840,400	$8,980,200	$178,572,300
Construction loans	195,251,300	26,284,700	3,250,000	224,786,000
Real estate loans	46,222,800	45,878,500	111,473,800	203,575,100
Other loans	3,051,500	7,535,800	13,812,500	24,399,800

	$363,277,300	$130,539,400	$137,516,500	$631,333,200

Note: Loan maturities include loans held for sale.

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

NON-PERFORMING ASSETS

	June 30, 2006	December 31, 2005
Non-accrual loans	$722,500	$694,600
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	—	570,900
Other real estate owned	—	—

Balance at end of period	$722,500	$1,265,500

Nonperforming assets decreased from $1.3 million at December 31, 2005 to $0.7 million at June 30, 2006. The troubled debt restructuring loan at December 31, 2005 was charged off during the second quarter of 2006 due to financial difficulties of the borrower.

Cash collections on non-performing loans totaled $766,200 during the six months ended June 30, 2006 of which $719,100 was applied to principal and $47,100 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $76,700 and $201,100, respectively, for the six months ended June 30, 2006 and 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At June 30, 2006 and December 31, 2005, we had classified $0.7 million and $2.0 million, respectively, of our loans as impaired for which a $0.1 million reserve and $0.2 million reserve, respectively, were assigned.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six months ended June 30,
	2006	2005
Balance at beginning of period	$6,051,000	$3,477,900
Charge-offs	(1,228,900)	—
Recoveries	356,600	24,900

Net charge-offs	(872,300)	24,900
Additional provisions	1,723,000	977,000
Other adjustments	23,600	38,100

Balance at end of period	$6,925,300	$4,517,900

Charge-offs for the six months ended June 30, 2006 include $0.6 million of troubled debt restructuring noted above and $0.5 million related to a business which failed during the second quarter of 2006.

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2006, we had undisbursed loan commitments of $268.4 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2006, we had outstanding standby letters of credit with a potential $1.4 million of obligations maturing at various dates through 2008.

Deposits

Total deposits increased from $531.3 million at December 31, 2005 to $647.3 million at June 30, 2006. This increase was primarily due to a $30.4 million increase in savings and money market deposits and a $68.7 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	June 30, 2006		December 31, 2005
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$418,068,400	64.6%	$330,079,600	62.1%
Money desk	85,612,800	13.2	75,382,800	14.2
Brokered	143,601,200	22.2	125,846,700	23.7

Total	$647,282,400	100.0%	$531,309,100	100.0%

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

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at June 30, 2006 was approximately $222.7 million. Interest expense on such deposits was approximately $4.5 million for the six months ended June 30, 2006.

The approximate scheduled maturities of certificates of deposit at June 30, 2006 was as follows:

MATURITIES OF CERTIFICATES OF DEPOSIT

Maturities	Amount(1)
Three months or less	$36,871,300
Over three and through twelve months	114,741,100
Over twelve months	159,164,600

Total	$310,777,000

(1)	Excludes time deposits included in IRA accounts.

Borrowed Funds

FHLB Advances. At June 30, 2006, we had $30.0 million of long-term debt and $5.0 million of short-term advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $185.4 million. These advances bear interest at a rate of the prime lending rate (8.25% at June 30, 2006) less an average of 2.80%. Interest is payable quarterly or semi-annually with principal and any accrued interest due at maturity.

The table below sets forth the amounts, interest rates, and the maturity dates of FHLB Advances at June 30, 2006:

FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
$5,000,000	Prime minus 2.83%	December 2006
10,000,000	Prime minus 2.83%	January 2009
10,000,000	Prime minus 2.80%	December 2009
10,000,000	Prime minus 2.74%	January 2010

$35,000,000

Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.62% at June 30, 2006).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.13% at June 30, 2006).

In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.95% at June 30, 2006).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

Securities Sold under Agreements to Repurchase. One customer represents a number of entities that provide us funds through repurchase agreements. Under our arrangements with these entities, funds in the deposit accounts that exceed the FDIC insurance limit are swept into overnight repurchase agreements. The repurchase agreements are in essence overnight borrowings collateralized by certain of our investment securities that are held by an independent third party financial institution that can cause the securities to be liquidated upon default. Most of these funds can be withdrawn upon demand without penalty. In 2006, the maximum month-end amount of repurchase agreements provided by entities controlled by this individual at any date was $62.0 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. We might have to replace these borrowings with higher cost borrowings (which would adversely affect our net interest income). If we did not have adequate liquidity at the time of his demand, it is possible that some or all the securities collateralizing the repurchase agreements would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Our Asset Liability Management Committee (ALCO) manages interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

June 30, 2006

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$60,220,000	$—	$—	$—	$60,220,000
Time deposits with other financial institutions	3,108,500	584,500	294,300	—	3,987,300
Securities held to maturity	2,257,100	30,963,600	65,012,700	—	98,233,400
Loans, gross	494,842,000	13,762,300	94,412,800	28,316,100	631,333,200

Total rate—sensitive assets	560,427,600	45,310,400	159,719,800	28,316,100	793,773,900

Liabilities:
Interest bearing demand deposits	10,857,900	—	—	—	10,857,900
Savings and money market	195,732,000	—	—	—	195,732,000
Certificates of deposit	45,485,700	114,642,000	159,065,000		319,192,700
Securities sold under agreements to repurchase	50,992,000	—	—	—	50,992,000
FHLB advances	35,000,000	—	—	—	35,000,000
Junior subordinated debentures	27,837,000	—	—	—	27,837,000

Total rate sensitive liabilities	365,904,600	114,642,000	159,065,000	—	639,611,600

Interval Gaps:
Interest rate sensitivity gap	$194,523,000	$(69,331,600)	$654,800	$28,316,100	$154,162,300

Rate sensitive assets to rate sensitive liabilities	153.2%	39.5%	100.4%	N/A	124.1%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$194,523,000	$125,191,400	$125,846,200	$154,162,300	$154,162,300

Rate sensitive assets to rate sensitive liabilities	153.2%	126.1%	119.7%	124.1%	124.1%

% of rate sensitive assets in period	70.6%	76.3%	96.4%	100.0%	N/A

ITEM 4.	CONTROLS AND PROCEDURES

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

We establish allowances for loan losses against each segment of our loan portfolio. At June 30, 2006, our allowance for loan losses equaled 1.10% of loans. Although we believe that we have established adequate allowances for loan losses as of June 30, 2006, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At June 30, 2006, a significant number of our loans were collateralized by real estate located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At June 30, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $122.2 million, representing 19.7% of our loan portfolio, and additional commitments for these projects in the amount of $103.7 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One customer represents a number of entities that provide us funds through repurchase agreements. Under our arrangements with these entities, funds in the deposit accounts that exceed the FDIC insurance limit are swept into overnight repurchase agreements. The repurchase agreements are in essence overnight borrowings collateralized by certain of our investment securities that are held by an independent third party financial institution that can cause the securities to be liquidated upon default. Most of these funds can be withdrawn upon demand without penalty. In 2006, the maximum month-end amount of repurchase agreements provided by entities controlled by this individual at any date was $62.0 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship we have adequate liquidity to fund any consequential withdrawals. We might have to replace these borrowings with higher cost borrowings (which would adversely affect our net interest income). If we did not have adequate liquidity at the time of his demand, it is possible that some or all the securities collateralizing the repurchase agreements would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities.

During 2006, a significant portion of our deposits were obtained through brokers, and almost all of these deposits were obtained through one broker.

We attract a significant amount of deposits from brokers who place certificates of deposit with their customers. As of June 30, 2006, brokered deposits were $143.6 million representing 22.2% of total deposits as compared to $125.8 million at December 31, 2005 representing 23.7% of total deposits. All except $10 million of our brokered deposits at June 30, 2006 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of June 30, 2006 mature at various times through June 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 26, 2006. Set forth below are the matters voted on by shareholders at the Annual Meeting and the results of the voting.

(1) Election of Directors. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

Name	Votes For	Withheld
Michael L. Abrams	5,570,615	23,273
Robert H. Bothner	5,573,115	20,773
Lyn S. Caron	5,573,115	20,773
Willie D. Davis	5,573,115	20,773
Curtis S. Reis	5,573,115	20,773
D. Gregory Scott	5,573,115	20,773
Andrew A. Talley	5,573,115	20,773
Robert H. Thompson	5,573,115	20,773

(1) Ratification of Independent Public Accountants. The shareholders ratified the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for fiscal 2006 by the following vote:

Votes For	Votes Against	Abstain
5,581,973	1,033	10,882

ITEM 6.	EXHIBITS

10.12	Indenture dated May 31, 2006; Guarantee Agreement dated May 31, 2006; Amended and Restated Declaration of Trust dated May 31, 2006

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated August 14, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 14, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2006	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer