Form 10-Q
period 2006-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2006-11-14
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

6,098,179 shares of Common Stock as of October 31, 2006

ALLIANCE BANCSHARES CALIFORNIA

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$22,016,700	$15,574,200
Federal funds sold	31,955,000	14,575,000

Total cash and cash equivalents	53,971,700	30,149,200

Time deposits with other financial institutions	2,376,100	8,244,900
Securities held to maturity, fair market value $104,745,000 at September 30, 2006; $73,733,600 at December 31, 2005	105,530,200	75,479,000
Loans held for sale	2,762,500	607,500
Loans, net of the allowance for loan losses of $8,142,200 at September 30, 2006; $6,051,000 at December 31, 2005	654,925,200	544,819,400
Equipment and leasehold improvements, net	3,918,000	3,994,700
Accrued interest receivable and other assets	13,420,700	11,678,500

Total assets	$836,904,400	$674,973,200

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$157,805,000	$106,405,100
Interest bearing:
Demand	8,608,500	9,042,700
Savings and money market	216,945,500	165,363,300
Certificates of deposit	323,738,500	250,498,000

Total deposits	707,097,500	531,309,100

Accrued interest payable and other liabilities	5,921,000	4,111,200
Securities sold under agreements to repurchase	—	41,133,600
FHLB advances	45,000,000	35,000,000
Junior subordinated debentures	27,837,000	17,527,000

Total liabilities	785,855,500	629,080,900

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting: Authorized and outstanding – 733,050 shares at September 30, 2006 and December 31, 2005	7,697,000	7,697,000
6.82% Series B Non-Cumulative Convertible Non-Voting: Authorized and outstanding – 667,096 shares at September 30, 2006 and December 31, 2005	11,318,600	11,318,600

Total redeemable preferred stock	19,015,600	19,015,600

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding - 6,098,179 shares at September 30, 2006 and 6,065,579 shares at December 31, 2005	6,482,300	6,406,600
Undivided profits	25,551,000	20,470,100

Total shareholders’ equity	32,033,300	26,876,700

Total liabilities, redeemable preferred stock and shareholders’ equity	$836,904,400	$674,973,200

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$15,925,100	$9,484,700	$42,945,000	$23,237,400
Interest on time deposits with other financial institutions	25,900	34,400	157,100	93,600
Interest on securities held to maturity	1,168,400	680,700	3,073,100	2,060,400
Interest on federal funds sold	381,100	197,200	1,023,700	305,400

Total interest income	17,500,500	10,397,000	47,198,900	25,696,800

Interest expense:
Interest on deposits	5,938,100	2,945,000	15,762,600	6,475,800
Interest on FHLB advances	576,500	329,300	1,391,500	1,048,600
Interest on federal funds purchased	—	2,700	—	4,500
Interest on securities sold under repurchase agreements	369,900	—	996,000	—
Interest on junior subordinated debentures	517,200	250,900	1,195,500	660,400

Total interest expense	7,401,700	3,527,900	19,345,600	8,189,300

Net interest income before provision for loan losses	10,098,800	6,869,100	27,853,300	17,507,500
Provision for loan losses	1,090,000	750,000	2,813,000	1,727,000

Net interest income	9,008,800	6,119,100	25,040,300	15,780,500
Non-interest income	716,400	806,200	2,056,200	2,185,100
Non-interest expenses:
Salaries and related benefits	3,427,000	2,110,800	9,471,400	5,594,700
Occupancy and equipment expenses	780,500	632,700	2,185,700	1,682,400
Professional fees	474,400	194,500	1,194,800	654,800
Data processing	203,000	201,200	653,300	562,000
Other operating expenses	1,299,800	952,500	3,826,700	2,333,000

Total non-interest expense	6,184,700	4,091,700	17,331,900	10,826,900

Earnings before income tax expense	3,540,500	2,833,600	9,764,600	7,138,700
Income tax expense	1,470,100	1,086,600	3,959,400	2,760,600

Net earnings	$2,070,400	$1,747,000	$5,805,200	$4,378,100

Earnings per common share:
Basic earnings per share	$0.29	$0.27	$0.79	$0.65
Diluted earnings per share	$0.27	$0.25	$0.76	$0.63

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$5,805,200	$4,378,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	206,800	708,600
Depreciation and amortization	856,800	594,200
Provision for loan losses	2,813,000	1,727,000
Compensation expense on stock options	259,800	—
Net gains on sales of loans held for sale	(356,500)	(546,400)
Proceeds from sales of loans held for sale	22,258,900	14,854,800
Originations of loans held for sale	(24,057,400)	(13,427,000)
Increase in accrued interest receivable and other assets	(1,367,000)	(1,738,400)
Increase in accrued interest payable and other liabilities	1,809,800	735,200

Net cash provided by operating activities	8,229,400	7,286,100

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	5,868,800	(415,900)
Loans	(112,918,800)	(162,661,400)
Purchase of equipment and leasehold improvements	(780,100)	(1,546,600)
(Purchase) redemption of FHLB stock	(28,800)	268,900
Purchase of securities held to maturity	(41,797,900)	(2,994,000)
Proceeds from maturities of securities held to maturity	11,539,900	7,301,200
Investment in statutory trust	(310,000)	(310,000)

Net cash used in investing activities	(138,426,900)	(160,357,800)

Cash Flows from Financing Activities:
Net increase in:
Demand deposits	51,399,900	35,554,200
Interest bearing demand deposits	(434,200)	1,663,200
Savings and money market deposits	51,582,200	41,695,600
Certificates of deposit	73,240,500	116,591,700
Proceeds from issuance of junior subordinated debentures	10,310,000	10,310,000
Advances (Payments) of FHLB borrowings	10,000,000	(37,000,000)
(Decrease) in securities sold under agreements to repurchase	(41,133,600)	—
Proceeds from stock options and warrants exercised	75,700	255,100
Increase in deferred tax assets related to stock options	(36,400)	—
Dividends paid or declared on preferred stock	(984,100)	(538,800)

Net cash provided by financing activities	154,020,000	168,531,000

Net increase in cash and cash equivalents	23,822,500	15,459,300
Cash and cash equivalents, beginning of period	30,149,200	19,587,600

Cash and cash equivalents, end of period	$53,971,700	$35,046,900

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,230,000	$7,631,400
Income taxes	4,615,900	3,305,000

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2006 and 2005

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2004	5,867,679	$6,090,800	$14,739,600	$20,830,400
Stock options and warrants exercised	171,900	255,100	—	255,100
Dividends paid on preferred stock	—	—	(538,800)	(538,800)
Net earnings	—	—	4,378,100	4,378,100

Balance, September 30, 2005	6,039,579	$6,345,900	$18,578,900	$24,924,800

	Common Stock
	Number of Shares	Amount	Undivided Profits	Total
Balance, December 31, 2005	6,065,579	$6,406,600	$20,470,100	$26,876,700
Stock options exercised	32,600	75,700	—	75,700
Dividends paid on preferred stock	—	—	(984,100)	(984,100)
Compensation expense on stock options	—	—	259,800	259,800
Net earnings	—	—	5,805,200	5,805,200

Balance, September 30, 2006	6,098,179	$6,482,300	$25,551,000	$32,033,300

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)

ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has three other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II, and Alliance Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005 and 2006, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the common interests of the Trusts of $837,000 in other assets.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each period. The weighted average numbers of shares used in the basic earnings per share computations for the three and nine months ended September 30, 2006 were 6,082,853 and 6,071,854, respectively, and for the three and nine months ended September 30, 2005 were 6,035,619 and 5,946,278, respectively. The weighted average numbers of shares used in the diluted earnings per share computations for the three and nine months ended September 30, 2006 were 7,709,095 and 7,680,073, respectively, and for the three and nine months ended September 30, 2005 were 6,990,749 and 6,910,566, respectively. The diluted EPS computation does not include the anti-dilutive effect of 104,500 options for the quarter ended September 30, 2006. There were no anti-dilutive options for the period ended September 30, 2005.

Basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 are computed as follows:

Three Months Ended September 30, 2006	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$2,070,400
Cash dividends paid on convertible preferred stock	(328,100)

Net earnings available to common shareholders	1,742,300	6,082,853	$0.29
Preferred stock dividend	328,100	—
Effect of exercise of options	—	226,096
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096
Diluted earnings per share:

Net earnings available to common shareholders	$2,070,400	7,709,095	$0.27

Three Months Ended September 30, 2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$1,747,000
Cash dividends paid on convertible preferred stock	(134,700)

Net earnings available to common shareholders	1,612,300	6,035,619	$0.27
Preferred stock dividend	134,700	—
Effect of exercise of options	—	222,080
Effect of conversion of Series A preferred stock	—	733,050
Diluted earnings per share:

Net earnings available to common shareholders	$1,747,000	6,990,749	$0.25

Basic and diluted earnings per share for the nine months ended September 30, 2006 and 2005 are computed as follows:

Nine Months Ended September 30, 2006	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$5,805,200
Cash dividends paid on convertible preferred stock	(984,100)

Net earnings available to common shareholders	4,821,100	6,071,854	$0.79
Preferred stock dividend	984,100	—

Effect of exercise of options and warrants	—	208,073
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096
Diluted earnings per share:

Net earnings available to common shareholders	$5,805,200	7,680,073	$0.76

Nine Months Ended September 30, 2005	Net Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$4,378,100
Cash dividends paid on convertible preferred stock	(538,800)

Net earnings available to common shareholders	3,839,300	5,946,278	$0.65
Preferred stock dividend	538,800	—
Effect of exercise of options and warrants	—	231,238
Effect of conversion of Series A preferred stock	—	733,050
Diluted earnings per share:

Net earnings available to common shareholders	$4,378,100	6,910,566	$0.63

Equity Compensation Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 2005 Equity Incentive Plan (the “2005 Plan”), provides for the issuance of up to 450,000 shares of the Company’s common stock. Both Plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options vest in various increments of not less frequently than 20% per year. The 1996 Plan expired in February 2006, although options remain outstanding under that Plan.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock options for the periods prior to January 1, 2006 as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of September 30, 2006. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R on January 1, 2006, the net income for the nine months ended September 30, 2006, was $223,400 lower and basic and diluted net income per share for the nine months ended September 30, 2006 were $0.04 and $0.02 lower, respectively, than if the Company continued to account for stock-based compensation under APB Opinion No. 25. Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $114,200 resulting from exercise of non-qualified stock options for the nine months ended September 30, 2006. At September 30, 2006, compensation expense related to non-vested stock option grants aggregated to $1.4 million and is expected to be recognized as follows:

Stock Option Compensation Expense
Remainder of 2006	$93,900
2007	375,800
2008	357,600
2009	309,500
2010	182,900
2011	36,600

Total	$1,356,300

The following table illustrates the impact of adopting SFAS 123-R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	Nine Months Ended September 30, 2006
	SFAS 123-R	APB 25
Income before income taxes	$9,764,600	$10,024,400
Net income	5,805,200	6,028,600
Basic net income per share	0.79	0.83
Diluted net income per share	0.76	0.78
Cash flow from operations	8,229,400	8,193,000
Cash flow from financing activities	154,020,000	154,056,400

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123-R for the nine months ended September 30, 2005:

Amount
Net earnings, as reported	$4,378,100
Less – Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(132,300)

Pro forma net earnings	$4,245,800

Earnings per share:
Basic:
As reported	$0.65
Pro forma	$0.62
Diluted:
As reported	$0.63
Pro forma	$0.61

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

The following table summarizes the assumptions used for stock options granted for the periods presented:

	Nine Months Ended September 30,
	2006	2005
Risk-free rate	5.0%	4.1%
Expected lives	6.21	8.42
Expected volatility	42.5%	37.0%

The following table summarizes the share option activity under the Plans for the periods indicated:

	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Nine months ended September 30, 2006
Outstanding at December 31, 2005	441,500	$6.50
Granted	63,500	16.25
Exercised	(32,600)	2.32
Forfeited	(7,800)	13.20

Outstanding at September 30, 2006	464,600	8.61	$2,975,100

Exercisable at September 30, 2006	193,300	3.85	$2,096,600

	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Nine months ended September 30, 2005
Outstanding at December 31, 2004	418,500	$4.19
Granted	79,000	11.00
Exercised	(71,900)	2.09
Forfeited	(9,100)	7.40

Outstanding at September 30, 2005	416,500	5.78	$3,529,600

Exercisable at September 30, 2005	197,800	2.19	$2,386,100

The following information applies to options outstanding at September 30, 2006:

	Exercise price
	$1.00 - $2.00	$2.01 - $2.75	$6.10 - $6.71	$8.50 - $11.00	$15.00 –$17.77
Number of options outstanding	109,000	18,600	56,000	171,500	109,500
Weighted-average exercise price	$1.37	$2.72	$6.21	$9.90	$16.04
Weighted-average remaining contractual life (years)	1.56	4.74	5.89	7.91	9.07
Number of shares underlying options exercisable	109,000	17,800	27,600	38,900	—
Weighted average exercise price of options exercisable	$1.37	$2.72	$6.10	$9.73	—

A summary of the status of the Company’s unvested options and the activity during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant-date Fair Value
Unvested options at December 31, 2005	256,400	$5.56
Granted	63,500	7.89
Vested	(41,200)	4.27
Forfeited	(7,400)	7.68

Unvested options at September 30, 2006	271,300	6.25

A summary of the status of the Company’s unvested options and the activity during the nine months ended September 30, 2005, is presented below:

	Shares	Weighted Average Grant-date Fair Value
Unvested options at December 31, 2004	178,500	$3.68
Granted	79,000	6.08
Vested	(29,700)	2.96
Forfeited	(9,100)	4.02

Unvested options at September 30, 2005	218,700	4.63

2. Allowance for Loan Losses

See “Changes in Allowance for Loan Losses” in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for discussion regarding changes in the Allowance for Loan Losses.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 13-2 (FSP 13-2) “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This guidance applies to all transactions classified as leveraged leases in accordance with SFAS 13, Accounting for Leases. It requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised, the rate of return and the allocation of income to positive investment years shall be recalculated from the inception of the lease. This guidance shall be applied to fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FSP 13-2 to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. It also emphasizes that fair value is a market-based measurement not an entity specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Company does not expect the adoption of SFAS 157 to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years beginning after December 15, 2006 for employers with publicly traded securities except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position which is effective for fiscal years ending December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material effect on the Company’s consolidated financial statements.

4. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. Certain business units have been aggregated for segment reporting purposes where the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, and have similar economic characteristics. The reportable segments for the Company are the Regional Offices, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Offices segment is comprised of the Bank’s four regional offices which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives, and professionals. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.

The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is our most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the three and nine months ended September 30, 2006 and 2005.

The following table also shows the assets allocated to each of these segments as of September 30, 2006 and December 31, 2005.

	Regional Offices	Real Estate Industries Division	SBA	Other	Total
Net interest income before provision for loan losses for the nine months ended September 30:
2006	$12,294,700	$13,000,300	$1,996,800	$561,500	$27,853,300
2005	8,811,900	7,232,700	1,375,600	87,300	17,507,500
Noninterest income for the nine months ended September 30:
2006	868,700	107,200	645,300	435,000	2,056,200
2005	733,400	28,900	1,154,500	268,300	2,185,100
Net interest income before provision for loan losses for the three months ended September 30:
2006	4,616,300	4,834,800	680,300	(32,600)	10,098,800
2005	3,423,200	3,032,600	582,300	(169,000)	6,869,100
Noninterest income for the three months ended September 30:
2006	252,200	7,000	294,900	162,300	716,400
2005	263,700	15,700	417,800	109,000	806,200
Segment assets as of:
September 30, 2006	302,105,400	316,518,700	32,223,000	186,057,300	836,904,400
December 31, 2005	196,386,100	203,982,900	26,895,300	247,708,900	674,973,200

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

Overview

We recorded net earnings of $2.1 million ($0.29 basic and $0.27 diluted earnings per share) for the third quarter of 2006 as compared to $1.7 million ($0.27 basic and $0.25 diluted earnings per share) for the third quarter of 2005. The increase in net earnings was primarily due to a $3.2 million increase in net interest income before provision for loan losses offset by a $2.1 million increase in non-interest expenses.

For the nine months ended September 30, 2006, we generated net earnings of $5.8 million ($0.79 basic and $0.76 diluted earnings per share) as compared to $4.4 million ($0.65 basic and $0.63 diluted earnings per share) for the same period of 2005. The improvement in earnings in 2006 was due primarily to a $10.3 million increase in net interest income before provision for loan loss offset by a $6.5 million increase non-interest expenses and a $1.1 million increase in the provision for loan losses.

We continued to grow, with total assets increasing from $675.0 million at December 31, 2005 to $836.9 million at September 30, 2006. Net loans, including loans held for sale, grew from $545.4 million at December 31, 2005 to $657.7 million at September 30, 2006. Deposits grew from $531.3 million at December 31, 2005 to $707.1 million at September 30, 2006.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Return on average assets (1)	1.01%	1.23%	1.02%	1.17%
Return on average shareholders’ equity (1)	26.16%	28.25%	26.34%	25.24%
Net yield on average interest earning assets (1)	5.10%	5.09%	5.10%	4.94%
Earnings per common share:
Basic earnings per share	$0.29	$0.27	$0.79	$0.65
Diluted earnings per share	$0.27	$0.25	$0.76	$0.63

(1)	Annualized.

The following table sets forth selected financial information for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Net interest income before provision for loan losses	$10,098,800	$6,869,100	47.0%	$27,853,300	$17,507,500	59.1%
Provision for loan losses	1,090,000	750,000	45.3%	2,813,000	1,727,000	62.9%
Non-interest expense	6,184,700	4,091,700	51.2%	17,331,900	10,826,900	60.1%
Tax Expense	1,470,100	1,086,600	35.3%	3,959,400	2,760,600	43.4%
Net income	2,070,400	1,747,000	18.5%	5,805,200	4,378,100	32.6%
Net income per share – diluted	0.27	0.25	8.0%	0.76	0.63	20.6%
Weighted average number of shares - diluted	7,709,095	6,990,749	10.3%	7,680,073	6,910,566	11.1%

The increase in net interest income in the three months and nine months ended September 30, 2006, as compared to the corresponding period of 2005, was primarily the result of growth in the volume of loans and investment securities. Average loans grew by $217.5 million, or 56.3%, to $603.6 million at September 30, 2006 from $386.2 million at September 30, 2005. Average investment securities grew by $23.8 million or 34.1% to $93.4 million at September 30, 2006 from $69.7 million at September 30, 2005.

The provision for loan losses increased by $0.3 million or 45.3% and $1.1 million or 62.9% to $2.8 million, respectively, in the first three months and nine months of 2006 as compared to the corresponding period of 2005. This increase was primarily attributable to a 42.6% increase in net loans which includes loans held for sale.

Non-interest expense increased by $2.1 million, or 51.2%, to $6.2 million for the three months ended September 30, 2006 and $6.5 million, or 60.1%, to $17.3 million for the nine months ended September 30, 2006 primarily due to an increase in salaries and related benefits expense due to the growth of the Company.

RESULTS OF OPERATIONS – Three and nine months ended September 30, 2006 and 2005

Net Interest Income

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Interest income	$17,500,500	$10,397,000	68.3%	$47,198,900	$25,696,800	83.7%
Interest expense	7,401,700	3,527,900	109.8%	19,345,600	8,189,300	136.2%
Net interest income before provision for loan losses	10,098,800	6,869,100	47.0%	27,853,300	17,507,500	59.1%
Net interest margin	5.10%	5.09%	2.0%	5.10%	4.94%	3.2%

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

Net interest income is related to our interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities, referred to as volume changes. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond our control such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the FRB.

We recorded interest income of $17.5 million and $47.2 million, respectively, for the three and nine months ended September 30, 2006 as compared to $10.4 million and $25.7 million, respectively, for the three and nine months ended September 30, 2005. Interest expense totaled $7.4 million and $19.3 million, respectively, for the three and nine months ended September 30, 2006 as compared to $3.5 million and $8.2 million, respectively, for the three and nine months ended September 30, 2005. The increase in interest income was due to $250.4 million and $256.0 million increases in average interest earning assets in conjunction with a 1.13% and 1.39% increases in the weighted average yield earned on those assets for the three and nine months ended September 30, 2006. The increase in interest expense was due to a $225.2 million and $239.4 million increase in average interest bearing liabilities in addition to 1.21% and 1.27% increases in the weighted average rates paid on interest bearing liabilities. The prime rate increased from 5.25% at December 31, 2004 to 8.25% at September 30, 2006 causing an overall increase in our interest rates.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand all of the Bank’s Regional Offices, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 47.4% and 56.3%, respectively to $648.7 million and $603.6 million for the three and nine months ended September 30, 2006 from $440.1 million and $386.2 million, respectively, for the three and nine months ended September 30, 2005, with the increase occurring in all major loan categories. Average investment securities increased 54.5% and 34.1%, respectively, to $104.9 million and $93.4 million from $67.9 million and $69.7 million, respectively, during the three and nine months ended September 30, 2006, as we invested in U.S. Government agency and mortgage-backed securities. Average interest bearing deposits increased 47.3% and 66.2%, respectively, to $522.9 million and $491.1 million, respectively, for the three and nine months ended September 30, 2006 compared to $355.0 million and $295.5 million, respectively, during the three and nine months ended September 30, 2005.

Our interest rate spread decreased from 4.30% during the third quarter of 2005 to 4.22% during the third quarter of 2006, and our net interest margin increased slightly from 5.09% during the third quarter of 2005 to 5.10% during the third quarter of 2006. The decrease in interest rate spread was due principally to an increase in our cost of funds which exceeded the increase in yields on our interest earning assets. The increase in our cost of funds was due to increasing market interest rates, resulting in increases in all categories of interest-bearing liabilities, and to higher cost certificates of deposit constituting a greater percentage of our total average interest-bearing liabilities (33.3% for the nine months ended September 30, 2005 compared to 49.9% for the nine months ended September 30, 2006). The increase in certificates of deposit was due to an increase in brokered deposits which increased from $69.4 million as of September 30, 2005 to $149.5 million as of September 30, 2006. Our weighted average cost of funds was positively affected by our ability to borrow through securities sold under repurchase agreements in 2006, which had a lower cost than all categories of deposits other than demand deposits. The arrangement under which we effected these borrowings terminated in the last part of September 2006. See “Financial Condition—Borrowed Funds—Securities Sold Under Agreements to Repurchase.” Our net interest margin remains high in comparison with our interest rate spread because a significant portion of our interest earning assets is funded by non-interest bearing demand deposits, preferred stock, and shareholders’ equity.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense.(1)	Weighted Average Rates Earned/ Paid (3)	Average Balance	Interest Income/ Expense(1)	Weighted Average Rates Earned/ Paid (3)
Interest earning assets:
Federal funds sold	$29,101,100	$381,100	5.20%	$22,324,700	$197,200	3.50%
Time deposits	3,559,900	25,900	2.89%	5,582,900	34,400	2.44%
Securities	104,889,600	1,168,400	4.42%	67,896,500	680,700	3.98%
Loans (2)	648,738,500	15,925,100	9.74%	440,091,700	9,484,700	8.55%

Total interest-earning assets	786,289,100	17,500,500	8.83%	535,895,800	10,397,000	7.70%

Non-interest-earning assets	29,928,500			27,577,500

Total assets	$816,217,600			$563,473,300

Interest bearing liabilities:
Interest-bearing demand deposits	$9,781,400	47,000	1.91%	$5,993,900	21,400	1.42%
Savings and money market deposits	193,332,900	2,050,000	4.21%	185,478,100	1,345,400	2.88%
Certificates of deposit	319,803,300	3,841,100	4.77%	163,517,700	1,578,200	3.83%
Federal funds purchased	—	—	—	270,600	2,700	3.96%
FHLB advances:
Short-term	5,000,000	67,800	5.38%	15,000,000	96,100	2.54%
Long-term	36,459,500	508,700	5.54%	24,280,800	233,200	3.81%
Securities sold under agreements to repurchase	45,052,900	369,900	3.26%	—	—	—
Junior subordinated debentures	27,837,000	517,200	7.37%	17,527,000	250,900	5.68%

Total interest-bearing liabilities	637,267,000	7,401,700	4.61%	412,068,100	3,527,900	3.40%

Non-interest bearing liabilities	128,537,300			119,175,300

Total liabilities	765,804,300			531,243,400
Redeemable preferred stock and shareholders’ equity	50,413,300			32,229,900

Total liabilities, redeemable preferred stock, and shareholders’ equity	$816,217,600			$563,473,300

Net interest income		$10,098,800			$6,869,100

Interest rate spread			4.22%			4.30%
Net interest margin			5.10%			5.09%

(1)	Interest income on loans includes loan fees of $1.2 million in 2006 and $0.9 million in 2005.
(2)	Loans include nonaccrual loans.
(3)	Annualized.

ANALYSIS OF NET INTEREST INCOME

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense (1)	Weighted Average Rates Earned/ Paid (3)	Average Balance	Interest Income/ Expense (1)	Weighted Average Rates Earned/ Paid (3)
Interest earning assets:
Federal funds sold	$27,520,800	$1,023,700	4.97%	$12,773,400	$305,400	3.20%
Time deposits	5,552,700	157,100	3.78%	5,603,300	93,600	2.23%
Securities	93,442,300	3,073,100	4.40%	69,658,300	2,060,400	3.95%
Loans (2)	603,631,500	42,945,000	9.51%	386,152,100	23,237,400	8.05%

Total interest-earning assets	730,147,300	47,198,900	8.64%	474,187,100	25,696,800	7.25%

Non-interest-earning assets	29,776,300			26,748,800

Total assets	$759,923,600			$500,935,900

Interest bearing liabilities:
Interest-bearing demand deposits	$9,865,700	129,500	1.75%	$5,741,600	54,800	1.28%
Savings and money market deposits	182,394,900	5,346,400	3.92%	170,383,400	3,242,000	2.54%
Certificates of deposit	298,800,000	10,286,700	4.60%	119,380,700	3,179,000	3.56%
Federal funds purchased	—	—	—	163,800	4,500	3.67%
FHLB advances
Short-term	5,000,000	185,200	4.95%	15,000,000	288,300	2.57%
Long-term	32,073,600	1,206,300	5.03%	31,909,200	760,300	3.19%
Securities sold under agreements to repurchase	47,502,900	996,000	2.80%	—	—	—
Junior subordinated debentures	22,682,000	1,195,500	7.05%	16,381,500	660,400	5.39%

Total interest-bearing liabilities	598,319,100	19,345,600	4.32%	358,960,200	8,189,300	3.05%

Non-interest bearing liabilities	113,117,500			111,084,800

Total liabilities	711,436,600			470,045,000
Redeemable preferred stock and shareholders’ equity	48,487,000			30,890,900

Total liabilities, redeemable preferred stock, and shareholders’ equity	$759,923,600			$500,935,900

Net interest income		$27,853,300			$17,507,500

Interest rate spread			4.32%			4.20%
Net interest margin			5.10%			4.94%

(1)	Interest income on loans includes loan fees of $3.3 million in 2006 and $2.1 million in 2005.
(2)	Loans include nonaccrual loans.
(3)	Annualized.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rates during the periods indicated.

ANALYSIS OF CHANGE IN INTEREST INCOME

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Federal funds sold	$71,000	$112,900	$183,900	$484,900	$233,400	$718,300
Time deposits	(14,000)	5,500	(8,500)	(900)	64,400	63,500
Securities	405,100	82,600	487,700	762,800	249,900	1,012,700
Loans	4,980,100	1,460,300	6,440,400	14,889,300	4,818,300	19,707,600

Total interest-earning assets	5,442,200	1,661,300	7,103,500	16,136,100	5,366,000	21,502,100

Interest expense:
Interest-bearing demand deposits	16,500	9,100	25,600	49,100	25,600	74,700
Savings and money market deposits	59,200	645,400	704,600	242,800	1,861,600	2,104,400
Certificates of deposit	1,802,000	460,900	2,262,900	5,948,700	1,159,000	7,107,700
Federal funds purchased	(2,700)	—	(2,700)	(4,500)	—	(4,500)
FHLB advances:
Short-term	(90,800)	62,500	(28,300)	(266,700)	163,600	(103,100)
Long-term	144,800	130,700	275,500	3,900	442,100	446,000
Securities sold under agreements to repurchase	369,900	—	369,900	996,000	—	996,000
Junior subordinated debentures	176,800	89,500	266,300	297,400	237,700	535,100

Total interest-bearing liabilities	2,475,700	1,398,100	3,873,800	7,266,700	3,889,600	11,156,300

Net interest income	$2,966,500	$263,200	$3,229,700	$8,869,400	$1,476,400	$10,345,800

Provision for Loan Losses

We made provisions for loan losses of $1.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2006 as compared to provisions of $0.8 million and $1.7 million for the comparable periods of 2005.

We assess the adequacy of the Allowance for Loan Losses (“Allowance”) each calendar quarter. Classified loans (loans assigned point values of 7—10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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

Non-Interest Income

Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income decreased by 11.1% and 5.9% for the three and nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to decreases in gain on sales of loans and loan broker fees offset somewhat by increases in service charges. The amount of gains from the sale of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability of SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

The following table identifies the components of and the percentage changes for the periods indicated:

NON-INTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Service charges	$328,700	$217,300	51.3%	$877,000	$653,000	34.3%
Gain on sale of loans, net	220,900	248,400	(11.1)%	408,300	546,400	(25.3)%
Loan broker fee income	81,400	196,500	(58.6)%	281,400	567,400	(50.4)%
Other	85,400	144,000	(40.7)%	489,500	418,300	17.0%

Total	$716,400	$806,200	(11.1)%	$2,056,200	$2,185,100	(5.9)%

Non-Interest Expense

Salary and related benefits increased by 62% and 69%, respectively, from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006. This increase was due primarily to an increase in the number of employees due to the growth of the Company. The increase in the size and profitability of the Company also resulted in an increase in incentive and bonus accruals for 2006. At September 30, 2006, the Company employed 129 full-time employees, compared with 94 full-time employees at September 30, 2005.

Occupancy and equipment expenses increased by 23% and 30%, respectively, from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006. This increase was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment for the new Documentation Servicing, Central Operations and Loan Servicing Departments as well as amortization of leasehold improvements and the depreciation of office furniture and equipment related to the Real Estate Industries Division and the remodel of our executive offices.

Professional fees increased 144% and 82%, respectively, from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 primarily due to the increase in consulting fees related to the Document Servicing and Loan Servicing Departments and to personnel development.

Data processing expenses remained relatively stable from the three months ended September 30, 2005 to the three months ended September 30, 2006, and increased 16% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 consistent with our growth in assets and the number of customers.

Other operating expenses increased 36% and 64%, respectively, from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 primarily due to increases in advertising expense, training and recruiting expense, and amortization of software licenses.

FINANCIAL CONDITION

Regulatory Capital

At September 30, 2006, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, were $67.5 million and $77.3 million, respectively. Our regulatory capital increased since December 31, 2005 as a result of net earnings as well as proceeds from the issuance of $10.3 million of junior subordinated debentures of which $10.0 million was contributed as capital to the Bank. At September 30, 2006, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL

September 30, 2006

(dollars in thousands)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancshares
Total Capital (to risk-weighted assets)	$85,755	12.3%	$55,767	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$67,459	9.7%	$27,883	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$67,459	8.3%	$32,590	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$85,465	12.3%	$55,720	>=8.0%	$69,650	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$77,323	11.1%	$27,860	>=4.0%	$41,790	>=6.0%
Tier 1 Capital (to average assets)	$77,323	9.5%	$32,590	>=4.0%	$40,738	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with preferred stock and shareholders’ equity, provided 85% and 87%, respectively, of our funding as a percentage of average total assets during the nine months ended September 30, 2006 and 2005.

Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of September 30, 2006, we had $45.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds. During the nine months ended September 30, 2006, we had an average balance of $27.5 million in overnight funds sold representing 3.6% of total average assets.

Commencing in December 2005, we entered into repurchase agreements with a number of entities controlled by one individual that had previously maintained a large amount of deposits with us in money market and non-interest bearing demand accounts that exceeded FDIC insurance limits. Under this arrangement, funds in excess of a certain threshold in these accounts were swept into securities sold under agreements to repurchase (“repurchase agreements”). On September 22, 2006, a new agreement was entered into under an Irrevocable Standby Letter of Credit issued by FHLB to the customer in the amount of $75 million. This Letter of Credit was designed to replace the repurchase agreements and continue to reduce the risk to the entities maintaining deposits in excess of the amounts insured by the FDIC. The Letter of Credit and the FHLB advances are collateralized by $16.7 million in investment securities and $201.2 million in loans and expires on September 23, 2008.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 increased by $0.9 million as compared to the same period in 2005 primarily due to an increase in net earnings.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 decreased by $21.9 million as compared to the same period in 2005 primarily due to a lesser amount of loan growth which was offset by the purchase of additional securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 decreased by $14.5 million as compared to the same period in 2005 primarily due to a decrease in securities sold under agreements to repurchase and a decrease in net deposit growth offset by an increase in FHLB advances.

Investments in Time Deposits and Securities

The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:

TIME DEPOSIT INVESTMENTS

	September 30, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$2,081,800	4.31%	7,956,500	3.20%
After one year but within five years	294,300	4.41%	288,400	4.61%

Total time deposits	$2,376,100	4.33%	$8,244,900	3.25%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended September 30, 2006 or 2005.

INVESTMENT SECURITIES

	September 30, 2006		December 31, 2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Investment securities maturing:
Within one year	$30,514,100	3.92%	$11,003,800	3.45%
After one year but within five years	33,986,900	5.35%	27,613,400	4.43%
After five years	5,002,600	5.81%	—	—
Collateralized mortgage obligations and mortgage-backed securities	36,026,600	4.46%	36,861,800	4.27%

Total investment securities	$105,530,200	4.65%	$75,479,000	4.21%

Our present strategy is to stagger the maturities of our investment securities to meet our overall liquidity requirements. At September 30, 2006, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.

At September 30, 2006, securities with an amortized cost of $19.0 million were pledged at the Federal Reserve to secure a discount line and at FHLB against borrowings and the irrevocable standby letter of credit. At December 31, 2005, securities with an amortized cost of $55.3 million were pledged at the Federal Reserve to secure a discount line and at Wells Fargo Bank to secure repurchase agreements with one of the Bank’s depositors.

The amortized cost and estimated fair values of securities held to maturity at the dates indicated are as follows:

FAIR VALUE OF INVESTMENT SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2006
U.S. Agency securities	$59,905,800	$23,000	$190,500	$59,738,300
Corporate bonds	9,597,800	—	308,600	9,289,200
Collateralized mortgage obligations and mortgage-backed securities	36,026,600	99,600	408,700	35,717,500

	$105,530,200	$122,600	$907,800	$104,745,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. Agency securities	$26,946,200	$4,300	$353,200	$26,597,300
Corporate bonds	11,671,000	—	922,300	10,748,700
Collateralized mortgage obligations and mortgage-backed securities:
Ginnie Mae mortgage-backed security	5,016,600	—	69,700	4,946,900
Fannie Mae mortgage-backed security	4,745,900	—	1,500	4,744,400
Other	27,099,300	—	403,000	26,696,300

	$75,479,000	$4,300	$1,749,700	$73,733,600

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at September 30, 2006, are summarized as follows:

UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Agency securities	$32,872,400	$45,500	$21,842,800	$145,000	$54,715,200	$190,500
Corporate bonds	—	—	9,289,200	308,600	9,289,200	308,600
Collateralized mortgage obligations and mortgage-backed securities	3,641,200	1,700	27,115,000	407,000	30,756,200	408,700

	$36,513,600	$47,200	$58,247,000	$860,600	$94,760,600	$907,800

Our analysis of these securities and the unrealized losses was based on the following factors: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) our intent and ability to retain our investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

The corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities are rated as less than investment grade at September 30, 2006. Because these securities mature within the next two and one-half years, we believe that we will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at September 30, 2006.

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

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	September 30, 2006		December 31, 2005
	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial loans	$184,595,700	27.7%	$151,881,600	27.4%
Construction loans	254,105,000	38.1	195,761,200	35.3
Real estate loans	202,547,400	30.4	182,937,000	33.0
Other loans	25,511,300	3.8	23,550,700	4.3

Gross loans	666,759,400	100.0%	554,130,500	100.0%

Less – Net deferred loan fees	(3,692,000)		(3,260,100)
Less – Allowance for loan losses	(8,142,200)		(6,051,000)

Net loans	$654,925,200		$544,819,400

At September 30, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $125.6 million, representing 18.9% of our loan portfolio, and additional commitments for these projects in the amount of $95.6 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.

Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. During 2005 and 2006, we had significantly increased the amount of construction loans, both in dollar amounts and as a percentage of our total loans. This increase in loans was partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of 2005 as well a continued demand for construction loan financing during 2006. The amount of outstanding construction loans exceeded the limits established by the Company at September 30, 2006 and at December 31, 2005. However, the Company plans to meet the concentration limits by December 31, 2006 through loan participations, loan sales and anticipated payoffs on completed projects.

At September 30, 2006 and December 31, 2005, qualifying loans with an outstanding balance of $201.2 and $119.1 million, respectively, were pledged to secure FHLB advances and a Standby Letter of Credit.

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

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	September 30, 2006	December 31, 2005
Non-accrual loans	$2,012,700	$694,600
Accruing loans past due 90 days or more	—	—
Troubled debt restructuring	—	570,900
Other real estate owned	—	—

Balance at end of period	$2,012,700	$1,265,500

Nonperforming assets increased from $1.3 million at December 31, 2005 to $2.0 million at September 30, 2006. The troubled debt restructuring loan at December 31, 2005 was charged off during the second quarter of 2006 due to financial difficulties of the borrower.

Cash collections on non-performing loans totaled $977,400 during the nine months ended September 30, 2006 of which $950,700 was applied to principal and $26,700 was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $159,200 and $205,000, respectively, for the nine months ended September 30, 2006 and 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At September 30, 2006 and December 31, 2005, we had classified $1.5 million and $2.0 million, respectively, of our loans as impaired for which a $0.2 million reserve was assigned for each period.

Changes in Allowance for Loan Losses

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine months Ended September 30,
	2006	2005
Balance at beginning of period	$6,051,000	$3,477,900
Charge-offs	(1,228,900)	—
Recoveries	369,200	25,300

Net (charge-offs)/recoveries	(859,700)	25,300
Additional provisions	2,813,000	1,727,000
Other adjustments	137,900	38,200

Balance at end of period	$8,142,200	$5,268,400

Charge-offs for the nine months ended September 30, 2006 include $0.6 million of troubled debt restructuring noted above and $0.5 million related to a business which failed during the second quarter of 2006. The provision for loan losses increased from $1.7 million at September 30, 2005 to $2.8 million at September 30, 2006. This increase is primarily attributable to a 42.8% increase in loans from September 30, 2005 to September 30, 2006.

Off-Balance Sheet Credit Commitments and Contingent Obligations

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2006, we had undisbursed loan commitments of $275.2 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2006, we had outstanding standby letters of credit with a potential $4.4 million of obligations maturing at various dates through 2008.

Deposits

Total deposits increased from $531.3 million at December 31, 2005 to $707.1 million at September 30, 2006. This increase was primarily due to a $51.4 million increase in noninterest bearing demand deposits, a $51.6 million increase in savings and money market deposits and a $73.2 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

SOURCE OF DEPOSITS

	September 30, 2006		December 31, 2005
	Book Value	Percent of Total	Book Value	Percent of Total
Branches	$478,874,900	67.7%	$330,079,600	62.1%
Money desk	78,697,500	11.1	75,382,800	14.2
Brokered	149,525,100	21.2	125,846,700	23.7

Total	$707,097,500	100.0%	$531,309,100	100.0%

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

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at September 30, 2006 was approximately $229.5 million. Interest expense on such deposits was approximately $7.2 million for the nine months ended September 30, 2006.

The approximate scheduled maturities of certificates of deposit at September 30, 2006 were as follows:

MATURITIES OF CERTIFICATES OF DEPOSIT

Maturities	Amount(1)
Three months or less	$35,359,000
Over three and through twelve months	119,918,700
Over twelve months	158,508,100

Total	$313,785,800

(1)	Excludes time deposits included in IRA accounts.

One customer represents a number of entities that represent a significant amount of deposits and borrowings to us. The average daily balance of these deposits and borrowings was $55.9 million during the nine months ended September 30, 2006, and was $53.9 million at September 30, 2006. Because these funds greatly exceed the FDIC deposit insurance limits, we have provided additional security for these funds. Prior to September 23, 2006, we provided this security by sweeping the funds into overnight repurchase agreements that were in essence collateralized borrowings. See “Securities Sold Under Repurchase Agreements.” Commencing September 23, 2006, we provided this additional security through a letter of credit issued by the FHLB of San Francisco up to $75 million. This letter of credit is collateralized by $201.2 million in loans and $16.7 million in investment securities and expires on September 23, 2008 (which collateral also secures our FHLB advances). As a result, at September 30, 2006 all of this customer’s funds with us were in demand or money market accounts and immediately available for withdrawal.

We monitor our relationship with this customer closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we believe we will have adequate liquidity to fund any consequential withdrawals. However, if we do not have adequate liquidity at the time of a withdrawal demand, it is possible that some or all the securities and loans collateralizing the letter of credit would be liquidated, and we would incur losses if the proceeds from the liquidation were less than the book value of the securities and the loans.

Borrowed Funds

FHLB Advances. At September 30, 2006, we had $40.0 million of long-term advances and $5.0 million of short-term advances from the FHLB of which $10 million were new borrowings during the third quarter of 2006. These advances were collateralized by certain qualifying loans with a carrying value of $201.2 million and securities with a carrying value of $16.7 million. This collateral secures both the FHLB advances as well as the Letter of Credit issued by FHLB. (See “Securities Sold Under Agreements to Repurchase” below for additional discussion). All except $10 million of these advances bear interest at a rate of the prime lending rate (8.25% at September 30, 2006) less an average of 2.80%. The remaining FHLB advance of $10 million which was borrowed on August 2, 2006 bears a fixed interest rate of 5.31%. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances at September 30, 2006:

FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
$ 5,000,000	Prime minus 2.83%	December 2006
10,000,000	Prime minus 2.83%	January 2009
10,000,000	Prime minus 2.80%	December 2009
10,000,000	Prime minus 2.74%	January 2010
10,000,000	Fixed rate of 5.31%	August 2008

$ 45,000,000

Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.86% at September 30, 2006).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.30% at September 30, 2006).

In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.89% at September 30, 2006).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

Securities Sold under Agreements to Repurchase. One customer represents a number of entities that have deposit accounts that greatly exceed the FDIC deposit insurance limit. To provide additional security for these borrowings, in fiscal year 2006 through September 22, 2006, we swept the funds in these deposit accounts that exceeded the FDIC insurance limit into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by us collateralized by certain of our investment securities that were held by an independent third party financial institution that can cause the securities to be liquidated upon default. During the nine months ended September 30, 2006, the average daily balance of these repurchase agreements was $47.5 million. On September 22, 2006, we entered into a new arrangement to provide security for these funds through a letter of credit issued by the FHLB of San Francisco up to $75 million. See “Deposits.” As a result, at September 30, 2006, we have no repurchase agreements.

Subsequent Event

Repurchase Agreement. On November 7, 2006, we entered into a repurchase agreement in the amount of $20 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $25.5 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.37% at November 7, 2006) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on our business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Our Asset Liability Management Committee (ALCO) manages interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures. The Company is considered to be asset sensitive as of September 30, 2006.

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

The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

September 30, 2006

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$31,955,000	$—	$—	$—	$31,955,000
Time deposits with other financial institutions	1,893,300	188,500	294,300	—	2,376,100
Securities held to maturity	13,998,700	25,545,500	65,986,000	—	105,530,200
Loans, gross	462,790,000	66,033,900	111,705,700	25,300,300	665,829,900

Total rate—sensitive assets	510,637,000	91,767,900	177,986,000	25,300,300	805,691,200

Liabilities:
Interest bearing demand deposits	8,608,500	—	—	—	8,608,500
Savings and money market	216,945,500	—	—	—	216,945,500
Certificates of deposit	35,945,900	121,095,600	166,697,000		323,738,500
FHLB advances	35,000,000	—	10,000,000	—	45,000,000
Junior subordinated debentures	27,837,000	—	—	—	27,837,000

Total rate sensitive liabilities	324,336,900	121,095,600	176,697,000	—	622,129,500

Interval Gaps:
Interest rate sensitivity gap	$186,300,100	$(29,327,700)	$1,289,000	$25,300,300	$183,561,700

Rate sensitive assets to rate sensitive liabilities	157.4%	75.8%	100.7%	N/A	129.5%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$186,300,100	$156,972,400	$158,261,400	$183,561,700	$183,561,700

Rate sensitive assets to rate sensitive liabilities	157.4%	135.2%	125.4%	129.5%	129.5%

% of rate sensitive assets in period	63.4%	74.8%	96.9%	100%

ITEM	4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM	6. EXHIBITS

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 14, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 14, 2006 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2006	ALLIANCE BANCSHARES CALIFORNIA

	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer