Form 10-K
period 2006-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2007-04-02
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number: (310) 410-9281

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price as reported by Nasdaq of such common equity was approximately $60,417,084 million as of June 30, 2006.

The number of shares of Common Stock of the issuer outstanding as of March 15, 2007 was 6,157,879.

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

PART I

ITEM 1. BUSINESS

Alliance Bancshares California (“Bancshares”) is a bank holding company which was incorporated in February 2000. Bancshares has one bank subsidiary, Alliance Bank (the “Bank”), which it acquired on November 30, 2001. Bancshares operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is a California-chartered bank which commenced operations in 1980. Unless the context requires otherwise, references in this Form 10-K to the “Company,” “we” or “us” refers to Bancshares and its consolidated subsidiaries, including the Bank.

Our goal is to become a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing, deposit and other banking needs of small to medium sized businesses, builders and professionals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans, home equity lines of credit, and equipment leasing. We often tailor our loan products to meet the specific needs of our borrowers. During the past five years, we have placed a significant emphasis on construction lending for single-family homes and commercial real estate projects. Construction loans accounted for 37% and 35% of our total loans at December 31, 2006 and 2005, respectively. We also offer a variety of deposit accounts, cash management products and other banking services.

Our principal executive offices are in Culver City, California. We have five offices as follows:

Office	Location	Year Opened
Los Angeles Regional Banking Center	Culver City, California	1980
Orange County Regional Banking Center	Irvine, California	1999
San Fernando Valley Regional Banking Center	Woodland Hills, California	2004
Media District Regional Banking Center	Burbank, California	2004
Real Estate Industries Division Office	Irvine, California	2005

In 2006, we entered into an 84-month lease agreement for a facility comprised of approximately 5,500 square feet in Los Angeles. This facility will be our Westside Regional Banking Center. We anticipate opening this branch in the summer of 2007.

Our lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California, Arizona and Nevada. We attract deposits principally from our customers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk and over the internet.

For financial reporting purposes, we have three reportable operating segments consisting of Regional Banking Centers, the Real Estate Industries Division, and the SBA Division. All administrative and other smaller operating divisions are combined into “Other” category. The largest business unit is the Real Estate Industries Division. This division provides financing for the acquisition, development and construction of properties. The next largest business unit is the Regional Banking Centers which provide customer sales and services. Additionally, we have the SBA Division which originates loans to small business owners that are generally guaranteed by the United States Government. See the sections captioned “Operating Segments” in the notes to consolidated financial statements.

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

In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan that would exceed our legal lending limit ($22.2 million for secured loans as of December 31, 2006), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

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

FDIC

The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDICIA”) because its deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”). The FDIC has adopted regulations which affect a broad range of the Bank’s activities, including among other things lending, appraisals, formation of subsidiaries, and obtaining deposits through brokers.

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes—”well capitalized,” “adequately capitalized” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system of the FDIA, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

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

Under the prompt corrective action provisions of the FDICIA, the FDIC has adopted regulations establishing five capital categories for insured banks designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Employees

As of December 31, 2006, we had 137 full time employees, including 79 officers. We believe that our relationship with our employees is satisfactory.

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

We establish allowances for loan losses against each segment of our loan portfolio. At December 31, 2006, our allowance for loan losses equaled 1.30% of loans. Although we believe that we have established adequate allowances for loan losses as of December 31, 2006, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

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

At December 31, 2006, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

At December 31, 2006, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $136.3 million, representing 19.1% of our loan portfolio, and additional commitments for these projects in the amount of $60.8 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

One customer represents a large amount of deposits that can be withdrawn immediately, and the sudden withdrawal or material reduction of these deposits could have a material adverse affect on us.

For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At December 31, 2006, these entities had provided us an aggregate of $49.9 million of deposits; and during 2006 the maximum monthly amount of funds provided by these entities at any date was $67.8 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $75 million letter of credit from the Federal Home Loan Bank of San Francisco. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.

A significant portion of our deposits were obtained through brokers, and during 2006 almost all of these deposits were obtained through one broker.

We attract a significant amount of deposits from brokers who place certificates of deposit with their customers. As of December 31, 2006, brokered deposits were $162.4 million representing 22.7% of total deposits as compared to $125.8 million at December 31, 2005 representing 23.7% of total deposits. All except $10.0 million of our brokered deposits at December 31, 2006 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of December 31, 2006 mature at various times through September 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue its efforts to increase its levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table sets forth information about the Bank’s lease arrangements as of December 31, 2006:

Commencement Date	Location	Year of Expiration Date	Square Feet	Option to extend	Monthly Rent
1984	Los Angeles Regional Banking Center	2010	14,700	60 months	$41,600
2002	Orange County Regional Banking Center	2007	6,900	60 months	20,600
2004	San Fernando Valley Regional Banking Center	2011	3,900	60 months	8,400
2004	Media Center Regional Banking Center	2009	5,000	60 months	14,400
2005	Real Estate Industries Division	2008	6,500	60 months	16,700

In 2006, the Bank entered into an 84-month lease agreement for a facility comprised of approximately 5,500 square feet in Los Angeles. This facility will be our Westside Regional Banking Center. We anticipate opening this office in the summer of 2007.

We believe that these facilities are adequate to meet our current space needs. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol “ABNS.” The following table sets forth the high and low closing price for Bancshares Common Stock during the periods indicated as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$17.00	$12.75	$10.40	$9.00
Second Quarter	$16.50	$15.40	$16.45	$9.15
Third Quarter	$15.75	$14.51	$14.75	$13.25
Fourth Quarter	$16.70	$14.55	$16.50	$13.15

As of March 15, 2007, there were approximately 307 holders of record of Bancshares Common Stock. Approximately 68% of Bancshares Common Stock was held in street name.

Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Bancshares’ ability to pay dividends on our Common Stock is subject to the following limitations and restrictions: (i) it must meet regulatory capital requirements and other regulatory restrictions (see “Description of Business—Supervision and Regulation—Capital Distributions”); (ii) it must be current in payment of its dividends on its 7% Series A Non-Cumulative Convertible Preferred Stock and its 6.82% Series B Non-Cumulative Convertible Preferred Stock (Bancshares was current as of December 31, 2006); and (iii) it must not be in default or have elected to defer payments under its trust preferred securities.

Bancshares did not purchase any equity securities during the three months ended December 31, 2006.

The following table sets forth information concerning equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	425,000	$9.72	320,300
Equity compensation plans not approved by security holders	—	—	—

Total	425,000	$9.72	320,300

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporates it by reference into such filing.

The following graph compares the yearly percentage change in Alliance Bancshares California’s cumulative total shareholder return (stock price appreciation) on common stock (i) the cumulative total return of the Nasdaq Composite Market; and (ii) a published index comprised by SNL Bank and Thrift (the industry group line depicted below).

Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG ALLIANCE BANCSHARES CALIFORNIA, NASDAQ MARKET INDEX AND SNL BANK & THRIFT INDEX

Alliance Bancshares California

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Alliance Bancshares California	100.00	128.00	350.00	380.00	526.00	670.00
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift	100.00	93.96	127.39	142.66	144.89	169.30

ITEM 6.	SELECTED FINANCIAL DATA

Certain selected consolidated financial data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements included in Item 8 hereof and should be read in conjunction with those consolidated financial statements. Certain selected consolidated financial data for the fiscal years ended December 31, 2003 and 2002 are derived from previously audited financial statements that are not included herein.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except ratios and per share amounts)
Net interest income before provision for loan losses	$38,744	$25,256	$14,315	$9,811	$8,642
Provision for loan losses	3,888	2,510	750	1,575	700
Non-Interest income	2,714	3,008	3,554	2,989	2,216
Non-Interest expense	23,882	15,660	10,565	7,444	7,005
Income tax expense	5,681	3,882	2,616	1,578	1,294

Net earnings	$8,007	$6,212	$3,938	$2,203	$1,859

Basic earnings per common share	$1.10	$0.93	$0.78	$0.48	$0.41

Diluted earnings per common share	$1.05	$0.90	$0.61	$0.38	$0.33

Net income to average assets	1.02%	1.16%	1.16%	0.90%	1.07%
Net income to average equity	26.29%	22.09%	23.97%	16.34%	16.60%
Average equity to average assets	3.90%	5.24%	4.84%	5.50%	6.46%
Total assets	$875,762	$674,973	$409,836	$282,951	$201,866
Loans, net	700,494	545,427	301,868	200,545	148,541
Deposits	716,868	531,308	304,793	224,713	156,725
FHLB advances	50,000	35,000	67,000	32,000	22,000
Securities sold under agreements to repurchase	20,000	41,134	—	—	—
Junior subordinated debentures	27,837	17,527	7,217	7,217	7,217
Redeemable preferred stock	19,016	19,016	7,697	—	—
Shareholders’ equity	34,267	26,877	20,830	14,599	12,351

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We recorded net earnings of $8.0 million ($1.10 basic and $1.05 fully diluted earnings per share) for the year ended December 31, 2006, the highest net earnings in our history. This compares to net earnings of $6.2 million ($0.93 basic and $0.90 fully diluted earnings per share) in 2005 and $3.9 million ($0.78 basic and $0.61 fully diluted earnings per share) in 2004. The increase in net earnings in 2006 was due primarily to a $13.5 million increase in net interest income before provision for loan losses. Net interest income increased as a result of an increase in our net interest-earning assets and from an increase in our net interest margin. This amount was offset in part by a $1.4 million increase in the provision for loan losses due to the growth of our loan portfolio and an $8.2 million increase in general and administrative expenses related primarily to the expansion of our operations and the growth. The increase in earnings in 2005 compared to 2004 was the result of a $10.9 million increase in net interest income before provision for loan losses offset by a $1.8 million increase in provision for loan losses and a $5.1 million increase in other operating expenses. Increased net interest income for 2006, 2005, and 2004 were as a result of higher volumes of average interest earning assets for each year due to the growth of our business as well as higher yields on interest earning assets due to the increases in market interest rates.

Our assets increased from $675.0 million at December 31, 2005 to $875.8 million at December 31, 2006. Loans continue to constitute the largest portion (approximately 83%) of our interest earning assets, and grew from $545.4 million at December 31, 2005 to $700.5 million at December 31, 2006. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Deposits increased from $531.3 million at December 31, 2005 to $716.9 million at December 31, 2006. This increase was primarily due to a $112.6 million increase in certificates of deposit primarily generated through brokers who place deposits on behalf of their customers, a result of deposit promotion campaigns conducted by the Bank, and by advertising our deposit products on the internet.

In May 2006, we completed our third offering of trust preferred securities, resulting in the issuance by Bancshares of $10.3 million of junior subordinated debentures. Bancshares has contributed all of these funds to the Bank as capital. At December 31, 2006, we had an aggregate of $27.8 million of junior subordinated debentures outstanding.

Shareholders’ equity increased from $26.9 million at December 31, 2005 to $34.3 million at December 31, 2006 primarily due to net earnings for the year.

Our allowance for loan losses was $9.2 million or 1.30% of loans at December 31, 2006 compared to $6.1 million or 1.10% of loans at December 31, 2005.

Critical Accounting Policies and Estimates

Management prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States and general industry practices. Accordingly, the consolidated financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

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

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively. Loans on the watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2006, the weighted average risk rating for our loan portfolio was 4.39, indicating an overall risk rating midway between average and acceptable. The weighted average risk rating was 4.28 at December 31, 2005.

We assess the adequacy of the ALL each calendar quarter. Classified loans (loans assigned point values of 7-10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trend of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the ALL while any overages would be reduced from ALL.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

2006 compared to 2005. Net interest income before provision for loan losses increased to $38.7 million in 2006 from $25.3 million for 2005. This increase was due to an increase in interest income of $28.0 million while interest expense increased by $14.5 million. The increase in interest income was due to $245.6 million increase in average interest earning assets in conjunction with a 1.29% increase in the weighted average yield on interest earning assets from 7.46% in 2005 to 8.75% in 2006. The increase in interest expense was due to a $222.1 million increase in average interest bearing liabilities in addition to a 1.19% increase in the weighted average rates paid on interest bearing liabilities from 3.25% in 2005 to 4.44% in 2006. The prime rate increased four times during 2006 causing the yield in the loan portfolio to increase to 9.61% from 8.26% in 2005.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand all of the Bank’s Regional Banking Centers, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 50.1% to $623.7 million in 2006 from $415.5 million in 2005, with the increase occurring in all major loan categories. Average investment securities increased 39.2% to $96.2 million from $69.2 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, and U.S. Government agency securities. Average interest bearing deposits increased 56.4% to $504.4 million in 2006 compared to $322.4 million during 2005.

Our interest rate spread was 4.31% for 2006 compared to 4.21% in 2005. The increase in interest rate spread was due principally to loans, our highest yielding interest-earning asset, constituting a slightly greater percentage of our average interest-earning assets in 2006 (83.0%) compared to 2005 (82.2%). In addition, average loans increased by $208.2 million while average certificates of deposit, our highest cost of deposits, increased by only $165.3 million.

Our net interest margin was 5.16% in 2006 compared to 5.00% in 2005 and continues to remain high in comparison with our interest rate spread. Our net interest margin increased by a slightly greater amount than our interest rate spread increased, primarily due to an increase in net average interest-earning assets (average interest-earning assets minus average interest-earning liabilities) from $121.2 million in 2005 to $144.7 million in 2006. This was due principally to our continued increase in average loans and the yield on our loan portfolio and particularly the increase in our construction loans during 2006 which have the highest yields in our loan portfolio. Our net interest margin was also higher in 2006 as compared to 2005 due to the repricing of our loans as compared to our deposits. A large portion of our loans which are tied to the prime rate repriced four times during 2006 due to changes in the prime rate as compared to eight times during 2005, however, approximately 50% of our certificates of deposits repriced in 2006 causing our net interest margin to increase only slightly.

2005 compared to 2004. Net interest income before provision for loan losses increased to $25.3 million in 2005 from $14.3 million for 2004. This was due to an increase in interest income of $18.4 million while interest expense increased by $7.5 million. The increase in interest income was due to a $187.6 million increase in average interest earning assets in conjunction with a 1.40% increase in the weighted average yield on interest earning assets from 6.06% in 2004 to 7.46% in 2005. The increase in interest expense was due to a $152.2 million increase in average interest bearing liabilities in addition to a 1.13% increase in the weighted average rates paid on interest bearing liabilities from 2.12% in 2004 to 3.25% in 2005. The prime rate increased eight times during 2005 causing the yield in the loan portfolio to increase to 8.26% from 7.10% in 2004.

The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand the Orange County Regional Banking Center, the San Fernando Valley Regional Banking Center and the Media District Regional Banking Center, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 75.8% to $415.5 million in 2005 from $236.3 million in 2004, with the increase occurring in all major loan categories. Average investment securities increased 24.7% to $69.2 million from $55.5 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, and U.S. Government agency securities. Average interest bearing deposits increased 70.2% to $322.4 million in 2005 compared to $189.5 million during 2004.

Our interest rate spread increased from 3.94% in 2004 to 4.21% in 2005, and our net interest margin increased from 4.50% in 2004 to 5.00% in 2005. The increase in interest rate spread was due principally to loans, our highest yielding interest-earning asset, constituting a greater percentage of our average interest-earning assets in 2005 compared to 2004 (82.2% compared to 74.4%). This increase occurred notwithstanding the fact that the weighted average cost of our deposits increased slightly more than the weighted average yield on our loans and securities.

Our net interest margin was high in comparison with our interest rate spread, and increased by a greater amount than our interest rate spread increased, primarily due to an increase in net average interest-earning assets from $85.7 million in 2004 to $121.2 million in 2005. This was due principally to our continued increase in non-interest-bearing demand deposits relative to total funding sources.

Tables

The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	2006			2005
	Average Balance	Interest Income/ Expense(1)	Weighted Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense(1)	Weighted Average Rates Earned/ Paid
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$25,963	$1,309	5.04%	$14,916	$519	3.48%
Time deposits	5,128	168	3.28%	5,873	135	2.30%
Securities	96,248	4,252	4.42%	69,168	2,747	3.97%
Loans(2)	623,716	59,964	9.61%	415,499	34,300	8.26%

Total interest earning assets	751,055	65,693	8.75%	505,456	37,701	7.46%

Noninterest earning assets	30,717			31,455

Total assets	$781,772			$536,911

Interest bearing liabilities:
Demand	$9,514	$167	1.76%	$6,591	$91	1.38%
Savings and money market	188,124	7,513	3.99%	174,383	4,692	2.69%
Certificates of deposit	306,717	14,396	4.69%	141,418	5,322	3.76%
Securities sold under agreements to repurchase	38,516	1,128	2.93%	1,766	53	3.00%
FHLB advances	39,467	2,028	5.14%	43,407	1,338	3.08%
Junior subordinated debentures	23,971	1,717	7.16%	16,668	949	5.69%

Total interest bearing liabilities	606,309	26,949	4.44%	384,233	12,445	3.25%

Noninterest bearing liabilities	125,989			116,383

Total liabilities	732,298			500,616
Redeemable preferred stock and shareholders’ equity	49,474			36,295

Total liabilities and shareholders’ equity	$781,772			$536,911

Net interest income		$38,744			$25,256

Interest rate spread			4.31%			4.21%
Net interest margin			5.16%			5.00%

(1)	Interest income on loans includes loan fees of $4.7 million in 2006 and $3.0 million in 2005.
(2)	Loans include nonaccrual loans.

ANALYSIS OF NET INTEREST INCOME

	2004
	Average Balance	Interest Income/ Expense.(1)	Weighted Average Rates Earned/ Paid
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$21,050	$265	1.26%
Time deposits	4,955	86	1.74%
Securities	55,464	2,132	3.84%
Loans(2)	236,342	16,771	7.10%

Total interest earning assets	317,811	19,254	6.06%

Noninterest earning assets	21,727

Total assets	$339,538

Interest bearing liabilities:
Demand	$4,819	$40	0.84%
Savings and money market	132,057	2,429	1.84%
Certificates of deposit	52,579	1,169	2.22%
FHLB advances	33,119	755	2.28%
Convertible subordinated debentures	2,273	194	8.53%
Junior subordinated debentures	7,217	352	4.88%

Total interest bearing liabilities	232,064	4,939	2.12%

Noninterest bearing liabilities	85,270

Total liabilities	317,334
Shareholders’ equity	22,204

Total liabilities and shareholders’ equity	$339,538

Net interest income		$14,315

Interest rate spread			3.94%
Net interest margin			4.50%

(1)	Interest income on loans includes loan fees of $1.6 million in 2004.
(2)	Loans include nonaccrual loans.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated:

ANALYSIS OF CHANGE IN INTEREST INCOME

	2006
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$492	$298	$790
Time deposits	(18)	51	33
Securities	1,169	336	1,505
Loans	19,319	6,345	25,664

Total interest earning assets	20,962	7,030	27,992

Interest expense:
Demand	47	29	76
Savings and money market	395	2,426	2,821
Certificates of deposit	7,490	1,584	9,074
Federal Funds Purchased	(41)	—	(41)
Securities sold under agreements to repurchase	1,116	—	1,116
FHLB advances	(131)	821	690
Junior subordinated debentures	483	285	768

Total interest bearing liabilities	9,359	5,145	14,504

Net interest income	$11,603	$1,885	$13,488

	2005
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$(97)	$351	$254
Time deposits	18	31	49
Securities	542	73	615
Loans	14,422	3,107	17,529

Total interest earning assets	14,885	3,562	18,447

Interest expense:
Demand	18	33	51
Savings and money market	926	1,337	2,263
Certificates of deposit	2,946	1,207	4,153
Securities sold under agreements to repurchase	53	—	53
FHLB advances	235	154	389
Junior subordinated debentures	529	68	597

Total interest bearing liabilities	4,707	2,799	7,506

Net interest income	$10,178	$763	$10,941

ANALYSIS OF CHANGE IN INTEREST INCOME

	2004
	Increase (Decrease) Due To Change In
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$(12)	$43	$31
Time deposits	19	(58)	(39)
Securities	829	273	1,102
Loans	4,500	(802)	3,698

Total interest earning assets	5,336	(544)	4,792

Interest expense:
Interest-bearing demand	6	3	9
Savings and money market	1,061	30	1,091
Certificates of deposit	(408)	(331)	(739)
FHLB Advances	46	(122)	(76)
Convertible subordinated debentures	(19)	8	(11)
Junior subordinated debentures	11	4	15

Total interest bearing liabilities	697	(408)	289

Net interest income	$4,639	$(136)	$4,503

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated proportionately to both volume and rate.

Provision for Loan Losses

We made provisions for loan losses of $3.9 million for the year ended December 31, 2006 as compared to $2.5 million for 2005 and $0.8 million for 2004 primarily because of the increase in non-performing assets and the overall growth in our loans. These provisions were based on our policies and procedures for establishing the ALL. See “Asset Quality and Credit Risk Management.”

Non-Interest Income

The components of other non-interest income were as follows for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service charges and fees	$1,095	$883	$1,018
Gain on sale of loans, net	463	711	735
Loan broker fee income	321	820	1,154
Other	835	594	647

Total non-interest income	$2,714	$3,008	$3,554

Service charges and fees were $1.1 million, $0.9 million and $1.0 million in 2006, 2005 and 2004, respectively. The decrease in 2005 was due to our concerted efforts to reduce or eliminate customer overdrafts. The increase in 2006 was due to the growth of our deposits.

Net gains on sales of loans were $0.5 million, $0.7 million and $0.7 million in 2006, 2005 and 2004, respectively. Gains on sales of loans are primarily from the sale of the guaranteed portion of SBA loans. Our ability to generate gains on sales of SBA loans depends significantly on the amount of loans we can originate and market conditions. Therefore, the net gains on the sales of loans in any one period are not indicative of the gains or losses that may be realized in subsequent periods and may vary substantially from period to period. The decrease in net gains on sales of loans in 2006 was primarily attributable to a decline in the volume of loans sold.

Brokers’ fees on loans have decreased from $1.2 million in 2004 to $0.8 million in 2005 and to $0.3 million in 2006. These decreases were due primarily to a decrease in the average net premium received as well as a decrease in the volume of brokered loans. We broker loans to third parties which we do not want to originate for our own portfolio, which can occur for a variety of reasons, including the nature of the loan, the creditworthiness of the borrower, the location of the borrower or the collateral, or the specific terms requested by the borrower. The number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period are not indicative of broker fees which may be earned in subsequent periods, and may vary substantially from period to period.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and related benefits	$13,190	$8,056	$5,489
Occupancy and equipment	2,999	2,381	1,556
Professional fees	1,538	799	447
Data processing	833	776	590
Other operating expense	5,322	3,648	2,483

Total non-interest expense	$23,882	$15,660	$10,565

Salaries and related benefits increased from $5.5 million in 2004 to $8.1 million in 2005 or 46.8% and to $13.2 million in 2006 or 63.7%. These increases were due primarily to an increase in the number of employees in all locations and departments due to our growth. The increase in our size and profitability also resulted in an increase in incentive and bonus payments for 2006 and 2005. At year-end 2006, we employed 137 full-time employees, compared with 99 full-time employees at the end of 2005 and 74 full-time employees at the end of 2004. Additionally, in 2006, we elected to contribute a profit sharing contribution to our employees of 4% of our net income to eligible employees for a total of $320,000. We adopted the provisions of SFAS 123-R on January 1, 2006. For further information, see Notes 1 and 8 of the Notes to the Consolidated Financials Statements included in this Report.

Occupancy and equipment expense increased from $1.6 million in 2004 to $2.4 million in 2005 or 53.0% and to $3.0 million in 2006 or 26.0%. The increase in 2006 was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment for the new Documentation Servicing, Central Operations and Loan Servicing Departments. The increase in 2005 was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment primarily at the new San Fernando Valley Regional Banking Center, the new Media Center Regional Banking Center, and the new Real Estate Industries Division Office. In addition, the remodel of our headquarters office and Los Angeles Regional Banking Center space resulted in an increase in amortization and depreciation expense.

Professional fees increased from $0.4 million in 2004 to $0.8 million in 2005 or 78.7% and to $1.5 million or 92.5% in 2006. The increases in 2005 and 2006 were primarily due to the increase in consulting fees related to the Document Servicing and Loan Servicing Departments and to personnel development expenses.

Data processing expenses increased from $0.6 million in 2004 to $0.8 million in 2005 or 31.5% and remained relatively stable at $0.8 million in 2006. The increase in 2005 was consistent with our growth in assets and the number of customers. The stability of data processing expense in 2006 was due to our loan servicing and documentation no longer being performed by a third party vendor.

Other operating expenses increased from $2.5 million in 2004 to $3.6 million in 2005 or 46.9% and to $5.3 million at in 2006 or 45.9%. The increase in 2006 was primarily due to software licenses and employment costs in conjunction with the expansion of our space for the Document Servicing, Central Operations and Loan Servicing Departments. The increase in 2005 was due in part to increases in training costs as well as the growth in assets and personnel associated with the new regional banking centers.

FINANCIAL CONDITION

Regulatory Capital

At December 31, 2006, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments which includes a percentage of junior subordinated debentures, were $70.5 million and $79.3 million, respectively. Our Tier 1 capital increased during 2006 as a result of net earnings. At December 31, 2006, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under prompt corrective action rules.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated:

REGULATORY CAPITAL

At December 31, 2006

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$89,126	11.77%	$60,571	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$70,514	9.31%	$30,286	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$70,514	8.34%	$33,838	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$88,521	11.70%	$60,506	>=8.0%	$75,633	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$79,326	10.49%	$30,253	>=4.0%	$45,380	>=6.0%
Tier 1 Capital (to average assets)	$79,326	9.38%	$33,838	>=4.0%	$42,297	>=5.0%

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

Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with our preferred stock and shareholders’ equity, provided 86% of funding for average total assets during both 2006 and 2005.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2006, we had $50.0 million outstanding FHLB advances and available borrowings of $8.0 million. We had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited. During 2006, we had an average balance of $26.0 million in overnight funds sold representing 5.15% of total average deposits.

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

Our time deposit investments generally have terms of less than three years and are generally in amounts of $100,000 or less. Historically, our investment securities consist principally of U.S. Government Agency securities, collateralized mortgage obligations, mortgage-backed securities and corporate bonds with an expected weighted average life of less than three years.

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The weighted average maturity of investment securities was 3.0 years at December 31, 2006 compared to 2.7 years at December 31, 2005. At December 31, 2006, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,
	2006		2005
	(Dollars in thousands)
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Time deposits maturing:
Within one year	$2,262	4.35%	$7,957	3.20%
After one but within five years	294	4.41%	288	4.61%

Total time deposits	$2,556	4.36%	$8,245	3.25%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We held no tax-exempt securities in 2006 or 2005.

INVESTMENT SECURITIES

	At December 31,
	2006		2005
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$16,018	3.99%	$11,004	3.45%
After one but within five years	31,484	5.37%	27,613	4.43%
Collateralized mortgage obligations and mortgage backed securities	57,125	4.94%	36,862	4.27%

Total investment securities	$104,627	4.92%	$75,479	4.21%

The amortized cost and estimated fair values of securities held to maturity at December 31, 2006 and 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2006
U.S. Agency securities	$37,927	$16	$88	$37,855
Corporate bonds	9,575	—	186	9,389
Collateralized mortgage obligations and mortgage backed securities:	57,125	206	422	56,909

	$104,627	$222	$696	$104,153

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2005
U.S. Agency securities	$26,946	$4	$353	$26,597
Corporate bonds	11,671	—	922	10,749
Collateralized mortgage obligations and mortgage backed securities:	36,862	—	474	36,388

	$75,479	$4	$1,749	$73,734

The following table lists securities which have an aggregate book value in excess of 10% of the Company’s capital at December 31, 2006 which were issued by one issuer:

Issuer	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2006
General Motors Acceptance Corporation	$4,533	$—	$72	$4,461
Citigroup Mortgage Loan Trust Inc.	9,491	83	—	9,574
Citigroup Mortgage Securities Inc.	14,967	85	30	15,022

	$28,991	$168	$102	$29,057

Lending Activities

Our present lending strategy is to attract small to mid-sized businesses, builders and professionals by offering a variety of commercial loan products and a full range of banking services coupled with highly personalized service. We offer secured and unsecured commercial term loans and revolving lines of credit, commercial and multi-family real estate loans, construction loans for individual and tract single-family homes, commercial and multi-family properties, land development loans, SBA loans and home equity lines of credit. We often tailor our loan products to meet the specific needs of our borrowers. Our lending area includes all six Southern California counties (Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura) and occasionally other areas of California and other states.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$203,984	28.6%	$151,882	27.4%	$81,115	26.7%
Construction loans	260,805	36.6	195,761	35.3	82,153	27.1
Real estate loans	241,734	34.0	199,650	36.0	138,464	45.6
Other loans	6,062	0.8	6,837	1.3	1,748	0.6

	712,585	100.0%	554,130	100.0%	303,480	100.0%

Less—Net deferred loan fees	(3,201)		(3,260)		(1,346)
Less—Allowance for loan losses	(9,195)		(6,051)		(3,478)

Net loans	$700,189		$544,819		$298,656

	At December 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$51,498	26.0%	$34,801	24.2%
Construction loans	54,742	27.6	39,733	27.6
Real estate loans	80,343	40.0	61,389	42.6
Other loans	12,616	6.4	8,019	5.6

	199,199	100.0%	143,942	100.0%

Less—Net deferred loan fees	(574)		(633)
Less—Allowance for loan losses	(3,031)		(1,983)

Net loans	$195,594		$141,326

A further breakdown of the construction loan portfolio at the dates indicated follows:

CONSTRUCTION LOAN PORTFOLIO COMPOSITION

	At December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential 1-4 unit owner occupied	19,076	7.3	$13,257	6.8%	2,649	3.2%
Residential 1-4 unit non-owner occupied	25,841	9.8	33,569	17.1	21,667	26.4%
Residential tracts	114,835	44.0	85,515	43.7	28,696	34.9%
Multifamily for lease	4,349	1.7	6,716	3.4	6,143	7.5%
Commercial for lease	14,780	5.7	9,526	4.9	—
Commercial for sale	15,788	6.1	5,117	2.6	—
Land development	57,592	22.1	36,476	18.7	20,078	24.4%
Other	8,544	3.3	5,585	2.8	2,920	3.6%

	$260,805	100.0%	$195,761	100.0%	$82,153	100.0%

At December 31, 2006, we had undisbursed construction loan commitments of $160.5 million.

Of our total loans outstanding at December 31, 2006, 58% were due in one year or less, 20% were due in 1-5 years and 22% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2006
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$140,375	$51,788	$11,821	$203,984
Construction loans	238,797	22,008	—	260,805
Real estate loans	32,576	64,607	144,551	241,734
Other loans	1,085	4,933	44	6,062

	$412,833	$143,336	$156,416	$712,585

Under applicable regulations, we may not make loans in excess of our legal lending limit. In general, this limit is 25% of our total regulatory capital for secured loans and 15% of our total regulatory capital for unsecured loans. Our legal lending limits at December 31, 2006 were $22.2 million for secured loans and $13.3 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders. Historically, we have not subordinated our retained interest in these loans to the participation interest and have retained the servicing rights for the loans, for which we receive a servicing fee from the participants. At December 31, 2006, we were servicing $175 million in participated loans, including $98 million in construction loans, $59 million in SBA loans and $18 million in real estate loans, as compared with $128 million in participated loans at the end of 2005, including $45 million of construction loans, $60 million in SBA loans and $23 million in real estate loans.

Of our total loans outstanding, approximately 85% and 83% had adjustable rates at December 31, 2006 and 2005, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS

(Loans due after one year)

	At December 31, 2006
	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Commercial loans	$18,340	$45,269
Construction loans	6,807	15,201
Real estate loans	53,284	155,874
Other loans	1,489	3,488

	$79,920	$219,832

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

SBA loans are designed for small business owners and are generally guaranteed, in part, up to 75% by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically sold to third parties the SBA-guaranteed portion of our SBA loans. We originated $29 million and $31 million of SBA loans in 2006 and 2005, respectively. At December 31, 2006, we had $30 million of SBA loans outstanding, and we were servicing an additional $59 million of SBA loans.

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

During 2006, we have significantly increased the amount of construction loans, both in dollar amounts and as a percentage of our total loans. This increase in loans is partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of 2005 as well as a continued demand for construction loan financing.

Real Estate Loans. Our real estate loans include fixed and adjustable rate loans secured by primarily commercial properties. These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans in our loan portfolio at December 31, 2006 generally did not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We require a current appraisal in connection with each real estate loan originated. Generally, our real estate loan borrowers are single-asset, limited liability companies or operate their businesses at the properties.

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

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond our control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALL. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by our regulators and us, may indicate a requirement for increases in the ALL through charges to the provision for loan losses.

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

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$5,864	$695	$—	$2,138	$118
Accruing loans past due 90 days or more	241	—	—	—	—
Troubled debt restructurings	—	571	638	—	—
Other real estate owned	—	—	—	—	—

Total	$6,105	$1,266	$638	$2,138	$118

Ratio of non-performing loans to total loans	0.86%	0.23%	0.21%	1.07%	0.08%

Subsequent to December 31, 2006, we have experienced an increase in non-performing loans. We believe that this may be in part due to delayed payoffs on construction projects impacted by a declining demand in the housing industry. Based on our review of the underlying collateral, cash flows and other factors, we believe that the allowance for loan losses at December 31, 2006 is adequate. However, no assurance can be given that future provisions for loan losses will not be necessary.

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

Non-accrual loans at December 31, 2006 increased to $5.9 million from $0.7 million at December 31, 2005. Non-accrual loans at December 31, 2006 consisted of four loans secured by various types of collateral including real estate and accounts receivables or partially guaranteed by the SBA, all of which are considered to be well secured. Subsequent to December 31, 2006 a $1.0 million non-accrual loan was paid in full.

Interest income of $122,000, $900, and $81,800 was recorded on non-accrual loans in 2006, 2005, and 2004, respectively; the additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $281,600, $2,300, and $83,500 for 2006, 2005, and 2004, respectively. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.1% for 2006, 2005 and 2004.

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

We had $0.2 million in loans which were contractually past due 90 or more days and still accruing interest at December 31, 2006. We had no loans contractually past due 90 or more days and still accruing interest at December 31, 2005.

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

At December 31, 2005, we had a $570,900 loan which had been classified as a TDR. This troubled debt restructuring loan was charged off during the second quarter of 2006 due to financial difficulties of the borrower.

Other Real Estate Owned. We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had no OREO in 2006 or 2005.

Impaired Loans

An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.

We determine impaired loans by a periodic evaluation on an individual loan basis. At December 31, 2006 and 2005, we had classified $4.5 million and $2.0 million, respectively, of our loans as impaired. As of December 31, 2006, we had established specific reserves of $0.6 million on $6.0 million of impaired loans. As of December 31, 2005, we had established specific reserves of $0.2 million on $0.8 million of impaired loans. In 2006, we collected $1.3 million on impaired loans, of which $1.2 million was credited to principal outstanding and $0.1 million was recognized as interest income. In 2005, we collected $8.8 million on impaired loans, of which $8.4 million was credited to principal outstanding and $0.4 million was recognized as interest income. The average balance of impaired loans was $6.3 million in 2006 and $6.5 million in 2005. Subsequent to December 31, 2006 a $1.0 million impaired loan was paid in full.

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

The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories:

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2006		2005		2004
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
	(Dollars in thousands)
Commercial loans	$4,046	28.6%	$2,411	27.4%	$1,344	26.7%
Construction loans	3,097	36.6	1,996	35.3	823	27.1
Real estate loans	1,898	34.0	1,261	33.1	930	40.8
Other loans	76	0.8	186	4.2	175	5.4
Unallocated	78	—	197	—	206	—

Total	$9,195	100.0%	$6,051	100.0%	$3,478	100.0%

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2003		2002
Balance at end of period applicable to:	Amount	Percent of Loans In Each Category To Total Loans	Amount	Percent of Loans In Each Category To Total Loans
	(Dollars in thousands)
Commercial loans	$1,601	26.0%	$647	24.2%
Construction loans	592	27.6	367	27.6
Real estate loans	608	40.0	796	42.6
Other loans	157	6.4	107	5.6
Unallocated	73	—	66	—

Total	$3,031	100.0%	$1,983	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$6,051	$3,478	$3,031	$1,983	$2,427
Charge-offs:
Commercial loans	(1,405)	—	(473)	(650)	(1,022)
Construction loans	—	—	—	—	(218)
Other loans	(14)	—	—	(10)	—

Total charge-offs	(1,419)	—	(473)	(660)	(1,240)

Recoveries:
Commercial loans	374	25	170	133	80
Other loans	15	—	—	—	16

Total recoveries	389	25	170	133	96

Net (charge-offs) recoveries	(1,030)	25	(303)	(527)	(1,144)
Other adjustments	286	38	—	—	—
Additional provisions	3,888	2,510	750	1,575	700

Balance at end of period	$9,195	$6,051	$3,478	$3,031	$1,983

Ratio of allowance for loan losses to loans outstanding	1.30%	1.10%	1.15%	1.52%	1.38%
Ratio of net (charge offs) recoveries during the period to average loans outstanding during the period	(0.165)%	0.006%	(0.128)%	(0.304)%	(0.835)%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2006, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain collateral supporting those commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2006, we had undisbursed loan commitments of $306.4 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2006, we had outstanding standby letters of credit and financial guarantees with a potential $80.2 million of obligations, all of which will mature at various dates through 2011.

Deposits

We attract deposits from our borrowers, from customers in the vicinity of our four branches in Southern California, through a “money desk” which attracts deposits telephonically throughout the United States, by advertising our deposit products on the internet and from brokers. We offer non-interest bearing checking accounts and a variety of interest bearing accounts, including money market accounts, savings accounts, and certificates of deposit with maturities ranging from 90 days to three years.

The following table sets forth the amount of certificates of deposit of $100,000 and over maturing within certain intervals at the date indicated:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	At December 31, 2006
Source of Deposits	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	One to Three Years	Over Three Years	Total
	(Dollars in thousands)
Branches	$15,649	$17,107	$17,941	$13,275	$—	$63,972
Money desk	4,094	2,832	7,168	6,690	700	21,484
Brokered	3,919	8,673	16,420	90,188	43,249	162,449

Total	$23,662	$28,612	$41,529	$110,153	$43,949	$247,905

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	At December 31,
	2006			2005
	Amount		Percent of Total Deposits	Amount		Percent of Total Deposits
	(Dollars in thousands)
Branches	$479,617		66.9%	$330,079		62.1%
Money desk	74,802		10.4	75,383		14.2
Brokered	162,449	(1)	22.7	125,847	(1)	23.7

Total	$716,868		100.0%	$531,309		100.0%

(1)	All except approximately $10.0 million of brokered deposits were arranged by one broker for over 1,600 different depositors as of December 31, 2006.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit with their customers. During 2006, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to nine years. We limit the amount of money desk and brokered deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at December 31, 2006 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear relatively higher interest rates. Further, the deposits obtained through this broker as of December 31, 2006 mature at various times through September 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at the date indicated:

CONCENTRATION OF DEPOSITS

At December 31, 2006

	Demand	Savings and Money Market	Certificates of Deposit
	(Dollars in thousands)
Total deposits	$170,082	$183,692	$363,094 (1)
Balances from largest:
Single depositor	$34,222	$16,769	$5,965
% of total deposits	4.77%	2.34%	.83%
Five depositors	$58,961	$56,825	$18,752
% of total deposits	8.22%	7.93%	2.62%

(1)	Includes $152.4 million and $125.8 million obtained through one broker for over 1,600 and 1,300 different depositors for 2006 and 2005, respectively.

Note: One depositor appeared in more than one category with total deposits of $49.9 million.

At December 31, 2006, one customer represented a number of entities that provide us funds through deposits which exceed the FDIC insurance limits. We provide security for these funds through a letter of credit issued by the FHLB of San Francisco for $75 million. Most of these deposits can be withdrawn upon demand without penalty. In 2006, the maximum month-end amount of funds provided by entities controlled by this individual at any date was $67.8 million and at December 31, 2006 the aggregate amount of these deposits was $49.9 million. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.

Borrowed Funds

FHLB Advances. At December 31, 2006, we had $50 million in advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $228.4 million and various investment securities with an amortized cost of $11.0 million. The advances mature on various dates between 2008 and 2010. Advances totaling $10.0 million bear interest at a weighted average fixed rate of 5.31% and advances totaling $40.0 million bear interest at a rate of the prime lending rate less a weighted average rate of 2.81% (5.44% at December 31, 2006). Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2006	2005
	(Dollars in thousands)
Maximum balance during the year	$55,000	$83,000
Average daily balance during the year	$39,467	$43,407
Weighted average rate paid during the year	5.14%	3.08%
Balance at year-end	$50,000	$35,000

Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.82% at December 31, 2006).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.27% at December 31, 2006).

In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.87% at December 31, 2006).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

Securities Sold Under Agreements to Repurchase. One customer represents a number of entities that have deposit accounts that greatly exceed the FDIC deposit insurance limit. To provide additional security for these borrowings, in fiscal year 2006 through September 22, 2006, we swept the funds in these deposit accounts that exceeded the FDIC insurance limit into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by us collateralized by certain of our investment securities that were held by an independent third party financial institution that can cause the securities to be liquidated upon default. During the nine months ended September 30, 2006, the average daily balance of these repurchase agreements was $47.5 million. On September 22, 2006, we entered into a new arrangement to provide security for these funds through a letter of credit issued by the FHLB of San Francisco up to $75 million. See “Deposits.” As a result, at December 31, 2006, we have no securities sold under agreements to repurchase with this customer and the accounts are classified as deposits.

In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.1 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.37% at December 31, 2006) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.

Contractual obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2006:

		Maturity by period
	Total	Less than 1 year	Over one year to three years	Over three years to five years	More than 5 years
	(Dollars in thousands)
Deposits	$716,868	$510,234	$186,535	$—	$20,099
FHLB advances	50,000	—	40,000	10,000	—
Securities sold under agreements to repurchase	20,000	—	—	—	20,000
Junior subordinated debentures	27,837	—	—	—	27,837
Operating leases	4,588	1,501	1,979	656	452

Total	$819,293	$511,735	$228,514	$10,656	$68,388

Deposits represent non-interest bearing and interest bearing demand, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

FHLB advances represent the amounts that are due to the Federal Home Loan Bank. These borrowings have variable interest rates except for one $10 million advance which has a fixed rate of interest.

The junior subordinated debentures are held by three trust subsidiaries that purchased the debentures with the proceeds from the sale of trust preferred securities. The debentures and the trust preferred securities have substantially identical terms, including that they mature in 30 years from issuance and are redeemable five years after the date of issuance.

Securities sold under agreements to repurchase is a repurchase agreement which has a variable rate of three-month LIBOR minus 1.00% until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of 2016 and is callable by the holder at any time after November 2008.

Operating leases represent the total minimum lease payments under noncancelable operating leases.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY

At December 31, 2006

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets
Federal funds sold	$28,810	$—	$—	$—	$28,810
Time deposits with other financial institutions	2,066	196	294	—	2,556
Securities held to maturity	10,494	5,523	31,485	57,125	104,627
Loans, gross	460,406	80,391	147,126	21,766	709,689

Total rate-sensitive assets	501,776	86,110	178,905	78,891	845,682

Liabilities:
Demand deposits	$12,817	$—	$—	$—	$12,817
Savings and money market accounts	183,692	—	—	—	183,692
Certificates of deposit	46,804	109,655	186,536	20,099	363,094
FHLB advances	40,000	—	10,000	—	50,000
Securities sold under agreements to repurchase	20,000	—	—	—	20,000
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	331,150	109,655	196,536	20,099	657,440

Interval Gaps:
Interest rate sensitivity gap	$170,626	$(23,545)	$(17,631)	$58,792	$188,242

Rate sensitive assets to rate sensitive liabilities	151.5%	78.5%	91.0%	392.5%	128.6%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$170,626	$147,081	$129,450	$188,242	$188,242

Rate sensitive assets to rate sensitive liabilities	151.5%	133.4%	120.3%	128.6%	128.6%

% of rate sensitive assets in period	59.3%	69.5%	90.7%	100.0%	N/A

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Alliance Bancshares California:

We have audited the accompanying consolidated balance sheets of Alliance Bancshares California and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancshares California and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment in 2006 and changed its method of accounting for stock-based compensation.

/s/    MCGLADREY & PULLEN, LLP

Pasadena, California

March 30, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Cash and due from banks	$18,732	$15,574
Federal funds sold	28,810	14,575

Total cash and cash equivalents	47,542	30,149
Time deposits with other financial institutions	2,556	8,245
Securities held to maturity, fair market value $104,153 at December 31, 2006; $73,734 at December 31, 2005	104,627	75,479
Loans held for sale	305	608
Loans, net of the allowance for loan losses of $9,195 at December 31, 2006; $6,051 at December 31, 2005	700,189	544,819
Equipment and leasehold improvements, net	4,286	3,995
Accrued interest receivable and other assets	16,257	11,678

Total assets	$875,762	$674,973

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Noninterest bearing demand	$157,265	$106,405
Interest bearing:
Demand	12,817	9,042
Savings and money market	183,692	165,363
Certificates of deposit	363,094	250,498

Total deposits	716,868	531,308
Accrued interest payable and other liabilities	7,774	4,111
FHLB advances	50,000	35,000
Securities sold under agreements to repurchase	20,000	41,134
Junior subordinated debentures	27,837	17,527

Total liabilities	822,479	629,080

Commitments and contingencies	—	—
Redeemable preferred stock:
Serial preferred stock, no par value:
Authorized—20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding—733,050 shares at December 31, 2006 and 2005	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding—667,096 shares at December 31, 2006 and 2005	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ equity:
Common stock, no par value:
Authorized—20,000,000 shares
Outstanding—6,151,679 shares at December 31, 2006; 6,065,579 shares at December 31, 2005	6,600	6,407
Additional paid-in capital	502	—
Undivided profits	27,165	20,470

Total shareholders’ equity	34,267	26,877

Total liabilities, redeemable preferred stock and shareholders’ equity	$875,762	$674,973

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest Income:
Interest and fees on loans	$59,964	$34,300	$16,771
Interest on time deposits with other financial institutions	168	135	86
Interest on securities held to maturity	4,252	2,747	2,132
Interest on federal funds sold	1,309	519	265

Total interest income	65,693	37,701	19,254

Interest Expense:
Interest on deposits	22,076	10,105	3,638
Interest on FHLB advances	2,028	1,338	755
Interest on securities sold under agreements to repurchase	1,128	53	—
Interest on convertible subordinated debentures	—	—	194
Interest on junior subordinated debentures	1,717	949	352

Total interest expense	26,949	12,445	4,939

Net interest income before provision for loan losses	38,744	25,256	14,315
Provision for Loan Losses	3,888	2,510	750

Net interest income	34,856	22,746	13,565
Non-Interest Income:
Service charges and fees	1,095	883	1,018
Net gains on sales of loans held for sale	463	711	735
Broker fees on loans	321	820	1,154
Other non-interest income	835	594	647

Total non-interest income	2,714	3,008	3,554
Non-Interest Expense:
Salaries and related benefits	13,190	8,056	5,489
Occupancy and equipment expenses	2,999	2,381	1,556
Professional fees	1,538	799	447
Data processing	833	776	590
Other operating expense	5,322	3,648	2,483

Total non-interest expense	23,882	15,660	10,565

Earnings Before Income Tax Expense	13,688	10,094	6,554
Income tax expense	5,681	3,882	2,616

Net Earnings	$8,007	$6,212	$3,938

Earnings per Common Share:
Basic earnings per share	$1.10	$0.93	$0.78
Diluted earnings per share	$1.05	$0.90	$0.61

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$8,007	$6,212	$3,938
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	556	932	474
Depreciation and amortization	1,189	858	423
Deferred income taxes	(2,054)	(822)	(36)
Provision for loan losses	3,888	2,510	750
Compensation expense on stock options	359	—	—
Net gains on sales of loans held for sale	(463)	(711)	(735)
Proceeds from sales of loans held for sale	26,374	30,444	16,845
Originations of loans held for sale	(25,608)	(27,130)	(14,371)
Excess tax benefit from share based payment arrangements	(143)	192	—
(Increase) in accrued interest receivable and other assets	(2,087)	(3,204)	(941)
Increase in accrued interest payable and other liabilities	3,663	1,811	376

Net cash provided by operating activities	13,681	11,092	6,723

Cash Flows from Investing Activities:
Net increase (decrease) in:
Time deposits with other financial institutions	5,689	(3,227)	(1,009)
Loans	(159,258)	(248,672)	(103,812)
Purchase of equipment and leasehold improvements	(1,480)	(1,851)	(2,275)
Purchase of securities held to maturity	(65,914)	(12,713)	(57,090)
Proceeds from maturities of securities held to maturity	36,211	9,085	20,148
Investment in statutory trust	(310)	(310)	—
(Purchase) Redemption of FHLB stock	15	235	(1,506)

Net cash used by investing activities	(185,047)	(257,453)	(145,544)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	54,634	21,899	25,013
Savings and money market	18,329	19,108	56,793
Certificates of deposit	112,596	185,510	(1,726)
Proceeds from issuance of preferred stock	—	11,319	7,697
Proceeds from issuance of junior subordinated debentures	10,310	10,310	—
Increase (decrease) in securities sold under agreements to repurchase	(21,134)	41,133	—
Excess tax benefit from share based payment arrangements	143	—	—
Proceeds from stock options exercised	193	212	65
Proceeds from warrants exercised	—	105	—
Dividends paid on preferred stock	(1,312)	(674)	(272)
(Repayments of) proceeds from FHLB advances	15,000	(32,000)	35,000

Net cash provided by financing activities	188,759	256,922	122,570

Net increase (decrease) in cash and cash equivalents	17,393	10,561	(16,251)
Cash and cash equivalents, beginning of year	30,149	19,588	35,839

Cash and Cash Equivalents, end of year	$47,542	$30,149	$19,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$26,069	$11,623	$4,863
Income taxes	$7,516	$4,915	$2,784
Supplemental Disclosure of Non-cash Transactions:
Non-cash financing activities:
Conversion of convertible subordinated debentures into 1,250,000 shares of common stock	—	—	2,500

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2006

	Common Stock		Additional Paid In Capital	Undivided Profits	Total
	Number of Shares	Amount
Balance, December 31, 2003	4,568	$3,525	$—	$11,074	$14,599
Stock options exercised	50	65	—	—	65
Conversion of debentures	1,250	2,500	—	—	2,500
Dividends on preferred stock	—	—	—	(272)	(272)
Net earnings	—	—	—	3,938	3,938

Balance, December 31, 2004	5,868	6,090	—	14,740	20,830
Stock options exercised	98	212	—	—	212
Warrants exercised	100	105	—	—	105
Dividends on preferred stock	—	—	—	(674)	(674)
Tax benefit of non-qualified stock options	—	—	—	192	192
Net earnings	—	—	—	6,212	6,212

Balance, December 31, 2005	6,066	6,407	—	20,470	26,877
Stock options exercised	86	193	—	—	193
Dividends on preferred stock	—	—	—	(1,312)	(1,312)
Tax benefit of non-qualified stock options	—	—	143	—	143
Compensation expense on stock options	—	—	359	—	359
Net earnings	—	—	—	8,007	8,007

Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in 2000 in the State of California. The Bank is a commercial bank incorporated in 1979 in the State of California. The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount under the terms allowed by the federal regulations. The Bank conducts its financial services primarily in the six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California and other states. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiary.

Bancshares has three additional wholly owned subsidiaries, Alliance Bancshares California Capital Trust I, which it formed in 2002, and Alliance Bancshares California Capital Trust II, which it formed in 2005, and Alliance Bancshares California Capital Trust III, which it formed in 2006 (collectively known as the “Trusts”) to issue trust preferred securities. These subsidiaries are not consolidated as a result of the implementation of FIN 46R. As a result, the accompanying consolidated balance sheets include the investment in the Trusts of $837,000 in other assets.

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

B. Reclassifications

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. These reclassifications had no change to shareholders’ equity, net earnings or earnings per share.

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

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets are estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. There was no impairment of servicing assets identified as of December 31, 2006.

The aggregate principal balance of SBA loans serviced for others was $59.4 million and $60.0 million at December 31, 2006 and 2005, respectively.

H. Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock and it has no quoted market value. The total amount of FHLB stock included in other assets was $2.9 million at December 31, 2006 and 2005.

I. Redeemable Preferred Stock

The Company classifies redeemable preferred stock as mezzanine capital if it is redeemable either at the option of the Company and a majority of the Board of Directors of the Company owns the stock, or at the option of the holder.

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

K. Basic and Diluted Earnings per Share

We account for EPS in accordance with SFAS No. 128 “Earnings Per Share”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted EPS computation does not include the anti-dilutive effect of 103,700 and 51,000 options for the years ended December 31, 2006 and 2005, respectively. There were no anti-dilutive options for the year ended December 31, 2004.

L. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

M. Time Deposits with Other Financial Institutions

Time deposits with other financial institutions have an original maturity of three months to three years and are carried at cost at December 31, 2006.

N. Income Taxes

The Company accounts for income taxes on the asset and liability method under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized.

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

P. Equity Compensation Plans

The Company has two stock-based employee compensation plans, which are described more fully in Note 8.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock options for the periods prior to January 1, 2006 as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006. Results for prior periods have not been restated.

In conjunction with the Company’s adoption of the fair value recognition provisions of SFAS 123-R, the Company also elected to adopt FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which is used to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123-R.

As a result of adopting SFAS 123-R on January 1, 2006, the net income for year ended December 31, 2006, was $209,800 lower and basic and diluted net income per share for the year ended December 31, 2006 were $0.03 lower than if the Company continued to account for stock-based compensation under APB Opinion No. 25. Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $143,400 resulting from exercise of non-qualified stock options for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123-R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(Dollars in thousands except per share data)
Net earnings, as reported	$6,212	$3,938
Less—Total stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(190)	(95)

Pro forma net earnings	$6,022	$3,843

Earnings per share:
Basic:
As reported	$0.93	$0.78
Pro forma	0.90	0.76
Diluted:
As reported	0.90	0.61
Pro forma	0.87	0.59

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

S. Advertising Costs

Advertising costs are expensed as incurred.

T. Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the Bank’s four regional banking centers which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives, and professionals. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.

The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is our most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the years ended December 31, 2006, 2005 and 2004.

The following table also shows the assets allocated to each of these segments as of December 31, 2006 and 2005.

	Regional Banking Centers	Real Estate Industries Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$22,253	$31,339	$4,249	$7,852	$65,693
Credit for funds provided	20,407	1,461	180	(22,048)	—

Total interest income	42,660	32,800	4,429	(14,196)	65,693

Interest expense	12,027	4	2	14,916	26,949
Charge for funds used	13,113	14,546	1,532	(29,191)	—

Total interest expense	25,140	14,550	1,534	(14,275)	26,949

Net interest income	17,520	18,250	2,895	79	38,744
Provision for loan losses	—	—	—	3,888	3,888

Net interest income after provision for loan losses	17,520	18,250	2,895	(3,809)	34,856

Non-interest income	1,085	123	750	756	2,714
Non-interest expense	7,690	2,069	1,523	12,600	23,882

Net contribution to earnings before tax expense	$10,915	$16,304	$2,122	$(15,653)	$13,688

	Regional Banking Centers	Real Estate Industries Division	SBA	Other	Total
	(Dollars in thousands)
2005
Interest income	$13,139	$16,834	$2,853	$4,875	$37,701
Credit for funds provided	12,566	636	83	(13,285)	—

Total interest income	25,705	17,470	2,936	(8,410)	37,701

Interest expense	6,290	—	—	6,155	12,445
Charge for funds used	6,698	6,848	905	(14,451)	—

Total interest expense	12,988	6,848	905	(8,296)	12,445

Net interest income	12,717	10,622	2,031	(114)	25,256
Provision for loan losses	—	—	—	2,510	2,510

Net interest income after provision for loan losses	12,717	10,622	2,031	(2,624)	22,746

Non-interest income	1,057	29	1,508	414	3,008
Non-interest expense	4,941	1,284	1,240	8,195	15,660

Net contribution to earnings before tax expense	$8,833	$9,367	$2,299	$(10,405)	$10,094

2004
Interest income	$6,676	$7,392	$1,786	$3,400	$19,254
Credit for funds provided	6,449	196	41	(6,686)	—

Total interest income	13,125	7,588	1,827	(3,286)	19,254

Interest expense	2,863	5	0	2,071	4,939
Charge for funds used	2,978	2,494	520	(5,992)	0

Total interest expense	5,841	2,499	520	(3,921)	4,939

Net interest income	7,284	5,089	1,307	635	14,315
Provision for loan losses	—	—	—	750	750

Net interest income after provision for loan losses	7,284	5,089	1,307	(115)	13,565

Non-interest income	1,513	313	1,567	161	3,554
Non-interest expense	3,298	776	764	5,727	10,565

Net contribution to earnings before tax expense	$5,499	$4,626	$2,110	$(5,681)	$6,554

Segment assets as of:
December 31, 2006	$322,610	$337,548	$34,345	$181,259	$875,762
December 31, 2005	237,975	269,289	31,130	136,579	674,973

Note:	Overhead expenses are not allocated for costs from administration departments to operating segments.

U. Recent Accounting Pronouncements

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

The FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, among other requirements, requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in the situations described in the standard. Essentially, all separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. The Company does not expect the adoption of this Statement to have a material impact on its financial position, results of operations and cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period, including both the carryover and reversing effects of prior year misstatements, using both a “rollover” and “iron curtain” approach. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115.” SFAS 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have an effect on the Company’s consolidated financial statements as the Company does not have available for sale or trading investments.

2. Balances at the Federal Reserve Bank

The Federal Reserve Board regulations may require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank depending on the Company’s level of deposits. There was no balance required to be maintained with the Federal Reserve Bank at December 31, 2006. The reserve balance required to be maintained at the Federal Reserve Bank was $193,000 at December 31, 2005.

3. Securities Held to Maturity

The amortized cost and estimated fair value of securities held to maturity at December 31, 2006 and 2005 were as follows:

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$37,927	$16	$88	$37,855
Corporate bonds	9,575	—	186	9,389
Collateralized mortgage obligations and mortgage backed securities	57,125	206	422	56,909

	$104,627	$222	$696	$104,153

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$26,946	$4	$353	$26,597
Corporate bonds	11,671	—	922	10,749
Collateralized mortgage obligations and mortgage backed securities	36,862	—	474	36,388

	$75,479	$4	$1,749	$73,734

The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company had no tax-exempt securities for the years ended December 31, 2006, 2005 or 2004.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Within one year	$16,018	$15,948
After one year but within five years	31,484	31,296
Collateralized mortgage obligations and mortgage backed securities	57,125	56,909

	$104,627	$104,153

At December 31, 2006, securities with an amortized cost of $37.0 million were pledged at the Federal Reserve to secure a discount line, at Citigroup Global Markets, Inc. to secure a structured repurchase agreement and at the FHLB to secure a letter of credit and various advances. At December 31, 2005, securities with an amortized cost of $55.3 million were pledged at the Federal Reserve to secure a discount line and at Wells Fargo Bank to secure repurchase agreements with one of the Bank’s depositors.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at December 31, 2006 and 2005 are summarized as follows:

2006	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Agency securities	$19,903	$33	$12,937	$55	$32,840	$88
Corporate bonds	—	—	9,389	186	9,389	186
Collateralized mortgage obligations and mortgage backed securities	18,593	68	23,879	354	42,472	422

	$38,496	$101	$46,205	$595	$84,701	$696

	Less than 12 Months		12 Months or More		Total
2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Agency securities	$2,973	$21	$18,647	$332	$21,620	$353
Corporate bonds	7,833	732	2,916	190	10,749	922
Collateralized mortgage obligations and mortgage backed securities	28,973	283	7,415	191	36,388	474

	$39,779	$1,036	$28,978	$713	$68,757	$1,749

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

The Company’s corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at December 31, 2006. Because these securities mature within the next two and one-half years, the Company believes that it will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at December 31, 2006 or 2005.

Additionally, at December 31, 2006, approximately 50% of the collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of December 31, 2006 and, therefore, the Company does not consider these investments to be other than temporarily impaired.

4. Loans

The composition of loans at the dates indicated was as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial loans	$203,984	$151,882
Construction loans	260,805	195,761
Real estate loans	241,734	199,650
Other loans	6,062	6,837

Total	712,585	554,130
Less—net deferred loan fees	(3,201)	(3,260)
Less—allowance for loan losses	(9,195)	(6,051)

Net loans	$700,189	$544,819

The Company originates commercial, construction, real estate loans and home equity lines of credit primarily to small to mid-sized businesses, builders and professionals located in Southern California. The amount of collateral obtained, if deemed necessary by the Company, is determined in accordance with the Company’s underwriting criteria. During 2006, the Company has significantly increased the volume and dollar amounts of its loans in all categories.

At December 31, 2006 and 2005, qualifying loans with an outstanding balance of $228.4 million and $119.1 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.

An analysis of the activity in the allowance for loan losses for the years at the dates indicated is as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$6,051	$3,478	$3,031
Recoveries	389	25	170
Provision for loan losses	3,888	2,510	750
Charge offs	(1,419)	—	(473)
Other adjustments	286	38	—

Balance, end of year	$9,195	$6,051	$3,478

Loans on which the accrual of interest had been discontinued amounted to $5.9 million at December 31, 2006 and $0.7 million at December 31, 2005. If interest on those loans had been accrued, such income would have approximated $281,600 and $2,300 for 2006 and 2005, respectively. Additionally, we had $0.2 million in loans which were more than 90 days past due and still accruing interest at December 31, 2006. There were no loans more than 90 days past due and still accruing interest at December 31, 2005.

The following is a summary of the information pertaining to impaired loans at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans with a valuation allowance	$2,874	$784
Impaired loans without a valuation allowance	1,656	1,223

Total impaired loans	$4,530	$2,007

Valuation allowance related to impaired loans	$565	$250

Average recorded investment in impaired loans	$6,254	$6,522

Cash collections applied to reduce principal balance	$1,185	$8,397

Interest income recognized on cash collections	$157	$420

5. Equipment and Leasehold Improvements

The amount of depreciation and amortization included in operating expenses was $1.2 million, $0.9 million and $0.4 million, for 2006, 2005 and 2004, respectively, and was based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

Equipment and leasehold improvements at the dates indicated consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Furniture, fixtures and equipment	$6,976	$5,534
Leasehold improvements	1,823	1,784

	8,799	7,318
Less—Accumulated depreciation and amortization	(4,513)	(3,323)

	$4,286	$3,995

6. Income Taxes

The provision (benefit) for income taxes for the dates indicated consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$5,801	$3,478	$2,028
State	1,934	1,226	624

	7,735	4,704	2,652
Deferred:
Federal	(1,594)	(587)	(58)
State	(460)	(235)	22

	(2,054)	(822)	(36)

	$5,681	$3,882	$2,616

As a result of the following items, the total provision (benefit) for income taxes for the dates indicated was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Year Ended December 31,
	2006	2005
Federal income tax at statutory rate	34.0%	34.0%
Changes due to: State franchise tax, net of federal income tax benefit	7.1	6.4
Other	0.4	(1.9)

	41.5%	38.5%

Deferred tax assets and liabilities at the dates indicated consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,793	$2,362
Fixed assets	(42)	(332)
State income taxes	295	233
Other, net	140	(130)

	4,186	2,133

Valuation allowance	—	—
Net deferred tax asset included in other assets	$4,186	$2,133

7. Earnings Per Share

Basic and diluted earnings per share for the years ended December 31 are computed as follows:

2006	Net Earnings	Shares	Per Share Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$8,007
Cash dividends on convertible preferred stock	(1,312)

Net earnings available to common shareholders	6,695	6,081,206	$1.10
Cash dividends on convertible preferred stock	1,312
Effect of exercise of options	—	176,918
Effect of conversion of Series A preferred stock		733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$8,007	7,658,270	$1.05

2005	Net Earnings	Shares	Per Share Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$6,212
Cash dividends on convertible preferred stock	(674)

Net earnings available to common shareholders	5,538	5,972,463	$0.93
Cash dividends on convertible preferred stock	674
Effect of exercise of options and warrants	—	225,889
Effect of conversion of preferred stock	—	733,050

Diluted earnings per share:
Net earnings available to common shareholders	$6,212	6,931,402	$0.90

2004	Net Earnings	Shares	Per Share Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$3,938
Cash dividends on convertible preferred stock	(272)

Net earnings available to common shareholders	3,666	4,711,764	$0.78
Cash dividends on convertible preferred stock	272
Effect of exercise of subordinated debentures	105	1,127,459
Effect of exercise of options and warrants	—	284,956
Effect of conversion of preferred stock	—	552,792

Diluted earnings per share:
Net earnings available to common shareholders	$4,043	6,676,971	$0.61

8. Stock Options

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 2005 Equity Incentive Plan (the “2005 Plan”), provides for the issuance of up to 450,000 shares of the Company’s common stock upon the exercise of incentive and non-qualified options, as restricted stock grants, or upon exercise of stock appreciation rights. To date, no restricted stock grants or stock appreciation rights have been issued under the 2005 Plan.

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

At December 31, 2006, compensation expense related to non-vested stock option grants aggregated to $1.4 million and is expected to be recognized as follows:

Stock Option Compensation Expense
(Dollars in thousands)
2007	$398
2008	380
2009	333
2010	209
2011	61

Total	$1,381

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

The following table summarizes the weighted average assumptions used for stock options granted for the years presented:

	Year Ended December 31,
	2006	2005	2004
Risk-free rate	4.57% - 5.06%	4.07% - 4.58%	3.52% - 4.69%
Expected lives	4 – 6.5 years	5 – 10 years	5 – 10 years
Expected volatility	38.92% - 44.03%	36.98% - 38.98%	31.68% - 34.29%
Weighted average volatility	42.27%	37.77%	33.29%
Fair value	$7.77	$7.29	$4.42

The following table summarizes the share option activity under the Plans for the periods indicated:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Dollars in thousands)
2006
Outstanding at December 31, 2005	441,500	$7.13
Granted	86,500	15.92
Exercised	(86,100)	2.24
Forfeited	(16,900)	11.91

Outstanding at December 31, 2006	425,000	9.72	6.83	$2,995

Vested or expected to vest at December 31, 2006	409,295	9.62	6.80	$2,925

Exercisable at December 31, 2006	161,900	5.46	4.98	$1,828

The weighted-average grant-date fair value of options granted was $7.77, $7.29 and $4.42 for 2006, 2005, and 2004, respectively. The total intrinsic value of options exercised during the year ended 2006, 2005 and 2004 was $1.2 million, $1.1 million and $0.4 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience.

The Company has a policy of issuing new shares to satisfy share option exercises.

9. Employee Benefit Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”) are fully described in Note 8 above.

As of December 31, 2006, under the 1996 Plan, 484,600 shares had been issued, and options to purchase 295,300 shares were outstanding. Under the 2005 Plan, no shares had been issued, and options to purchase 129,700 shares were outstanding and 320,300 shares remained available for future options.

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model with the following assumptions used for options granted in 2006 and 2005: average risk-free interest rate of 4.9% and 4.27%, respectively; expected lives ranging from 4 to 6.5 years for 2006 and 5 to 10 years for 2005; and the estimated volatility of Company’s common stock of 42% and 38%, respectively.

The Company has an employee retirement savings plan that qualifies as a 401(k) savings plan for federal income tax purposes. The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 5% of each employee’s gross salary. For the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $453,000, $290,000 and $175,000, respectively. The profit sharing provision of the 401(k) savings plan provides for a discretionary contribution to be made to each eligible employee. The Company elected to contribute 4% of net income ($320,000) for the year ended December 31, 2006.

10. Certificates of Deposit

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at December 31, 2006 and 2005 was approximately $247.9 million and $183.4 million, respectively. Interest expense on such deposits was approximately $10.0 million in 2006 and $3.5 million in 2005.

The approximate scheduled maturities of certificates of deposit at December 31, 2006 was as follows:

Amount
(Dollars in thousands)
2007	$155,078
2008	88,665
2009	60,796
2010	33,566
2011	12,260
Thereafter	99

Total	$350,464

Time deposits included in IRA accounts have been excluded from the above maturities.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. Certificates of deposit include amounts arranged through a single intermediary totaled 43.5% and 51.5% of all certificates of deposit at December 31, 2006 and 2005, respectively. The weighted average interest rate on brokered certificates of deposit at December 31, 2006 and 2005 was 4.49% and 4.21%, respectively.

11. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Lease Commitments. The Company entered into noncancelable operating leases relating to its corporate headquarters and Los Angeles Regional Banking Centers through January 2010, it’s Orange County Regional Banking Center through November 2007, its San Fernando Valley Regional Banking Center through February 2012, its Media Center Regional Banking Center through September 2009 and its Real Estate Industries Division Office through May 2008. In addition, the Company entered into a new noncancelable operating lease through March 2014 for its Westside Regional Banking Center to be opened in the summer of 2007. The future minimum lease payments under the six leases as of December 31, 2006 are as follows:

Minimum Lease Payments
(Dollars in thousands)
2007	$1,501
2008	1,093
2009	886
2010	351
2011	305
Thereafter	452

$4,588

Certain lease agreements provide for scheduled rent increases during the lease term. Such “stepped” rent expense is recorded on a straight line basis over the respective terms of the leases. Rent expense for the years ended December 31, 2006, 2005, and 2004 totaled approximately $1.4 million, $1.1 million, and $0.9 million, respectively.

Legal Contingencies. The Company is subject to various claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to any claims or lawsuits existing at December 31, 2006.

Financial Instruments with Off-Balance Sheet Risk. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company had the following financial instruments as of December 31, 2006:

Contractual or Notional Amount
(Dollars in thousands)
Commitments to extend credit	$306,410
Standby letters of credit and financial guarantees written	$80,203

Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit existing at December 31, 2006 will mature at various dates through 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

12. Parent Company Only Condensed Financial Statements

The condensed parent company financial statements of Bancshares follow:

Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and due from banks	$170	$144
Investments in subsidiary	80,513	62,940
Other assets	1,035	757

Total assets	$81,718	$63,841

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity:
Other liabilities	$598	$421
Junior subordinated debentures	27,837	17,527
Redeemable preferred stock	19,016	19,016
Shareholders’ equity	34,267	26,877

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$81,718	$63,841

Condensed Statements of Earnings

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Dividends from Bank	$2,100	$700	$400
Interest and other expenses	(2,104)	(1,017)	(383)

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	(4)	(317)	17
Income tax benefit	748	395	153

Income before equity in undistributed earnings of subsidiary	744	78	170
Equity in undistributed earnings of subsidiary	7,263	6,134	3,768

Net earnings	$8,007	$6,212	$3,938

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$8,007	$6,212	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(7,263)	(6,134)	(3,768)
Compensation expense on stock options	359	—	—
Excess tax benefit from share based payment arrangements	(143)	—	—
(Increase) in other assets	(135)	(267)	(128)
Increase (decrease) in other liabilities	177	417	148

Net cash provided by operating activities	1,002	228	190
Cash Flows from Investing Activities:
Investment in subsidiary	(10,310)	(21,651)	(7,697)

Net cash used in investing activities	(10,310)	(21,651)	(7,697)

Cash Flows from Financing Activities:
Proceeds from stock options and warrants exercised	193	316	65
Proceeds from sale of preferred stock	—	11,319	7,697
Excess tax benefit from share based payment arrangements	143
Proceeds from issuance of junior subordinated debentures	10,310	10,310	—
Dividend paid on preferred stock	(1,312)	(674)	(272)

Net cash provided by financing activities	9,334	21,271	7,490

Net increase (decrease) in cash and cash equivalents	26	(152)	(17)
Cash and cash equivalents, beginning of year	144	296	313

Cash and Cash Equivalents, end of year	$170	$144	$296

13. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at the dates indicated was as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,542	$47,542	$30,149	$30,149
Time deposits with other financial institutions	2,556	2,556	8,245	8,245
Securities held to maturity	104,627	104,153	75,479	73,734
Loans held for sale	305	305	608	608
Loans, net	700,189	698,677	544,819	543,586
Accrued interest receivable	4,997	4,997	3,417	3,417
Financial liabilities:
Deposits	716,868	715,000	531,308	528,331
Accrued interest payable	2,063	2,063	1,184	1,184
FHLB advances	50,000	49,954	35,000	35,000
Securities sold under agreements to repurchase	20,000	20,000	41,134	41,134
Junior subordinated debentures	27,837	27,837	17,527	17,527

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2006.

14. Redeemable Preferred Stock

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

On March 31, 2004, Bancshares issued 733,050 shares of a newly created 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) at $10.50 per share for total proceeds of $7.7 million. The Series A Preferred is entitled to noncumulative dividends at an annual rate of $0.735 per share payable semi-annually, has a liquidation preference of $10.50 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series A Preferred converts into one share common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $16.00 per share for 60 consecutive trading days after December 31, 2008. Bancshares has the right to redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

The Company has classified the Series A Preferred and Series B Preferred as mezzanine capital in its consolidated balance sheets. This classification is because the Series A Preferred and the Series B Preferred are redeemable at the option of the Company and a majority of the Board of Directors of the Company own shares of the Series A Preferred and the Series B Preferred.

15. Shareholders’ Equity

During 2005, Bancshares issued 100,000 shares of common stock for $1.05 per share upon exercise of warrants. There were no warrants exercised in 2006 or outstanding at December 31, 2006.

16. Related Party Transactions

A member of the Company’s Board of Directors is also a partner of a law firm that provides legal services to the Company. Fees paid to such law firm for the years ended December 31, 2006, 2005, and 2004 totaled $1,500, $2,600, and $7,800, respectively.

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

An analysis of the activity with respect to loans to directors and executive officers for the year ended 2006 is as follows:

	Balances at January 1, 2006	New Loans & Additions	Repayments	Balances at December 31, 2006
	(Dollars in thousands)
Directors and executive officers	$5,838	$ —	$(2,489)	$3,349

None of these loans were past due, considered impaired or on nonaccrual at December 31, 2006.

17. Regulatory Capital

Bancshares and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. If Bancshares or the Bank fail to meet minimum capital requirements, regulators can initiate certain actions that could have a material effect on the Company’s financial statements. The regulations require Bancshare and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bancshare and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The Bancshares’s and the Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2006, the Company and the Bank met all applicable capital adequacy requirements.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action does not apply to bank holding companies. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution’s category.

The Bancshares and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 were as follows:

2006	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$89,126	11.77%	$60,571	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$70,514	9.31%	$30,286	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$70,514	8.34%	$33,838	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$88,521	11.70%	$60,506	>=8.0%	$75,633	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$79,326	10.49%	$30,253	>=4.0%	$45,380	>=6.0%
Tier 1 Capital (to average assets)	$79,326	9.38%	$33,838	>=4.0%	$42,297	>=5.0%

2005	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$68,311	11.82%	$46,221	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$60,403	10.45%	$23,111	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$60,403	9.58%	$25,220	>=4.0%	N/A	N/A

Bank
Total Capital (to risk-weighted assets)	$67,832	11.74%	$46,216	>=8.0%	$57,770	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$61,781	10.69%	$23,108	>=4.0%	$34,661	>=6.0%
Tier 1 Capital (to average assets)	$61,781	9.80%	$25,220	>=4.0%	$31,525	>=5.0%

The Company has no formal dividend policy for its common shares, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. There are also certain regulatory limitations on the payment of cash dividends by banks.

18. Debt Arrangements

As of December 31, 2006, the Bank had $50.0 million in advances from the FHLB of San Francisco. The advances are collateralized by certain qualifying loans with a carrying value of $228.4 million and various investment securities with an amortized cost of $11.0 million that have been pledged to secure the advances at December 31, 2006. The advances mature on various dates between 2008 and 2010. Advances totaling $10.0 million bear interest at a weighted average fixed rate of 5.31% and advances totaling $40.0 million bear interest at a rate of the prime lending rate less a weighted average rate 2.81% or 5.44% at December 31, 2006. Interest is payable monthly or quarterly with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2006	2005
	(Dollars in thousands)
Maximum balance during the year	$55,000	$83,000
Average daily balance during the year	$39,467	$43,407
Weighted average rate paid during the year	5.14%	3.08%
Balance at year-end	$50,000	$35,000

19. Securities Sold under Agreements to Repurchase.

One customer represents a number of entities that have deposit accounts that greatly exceed the FDIC deposit insurance limit. To provide additional security for these borrowings, in fiscal year 2006 through September 22, 2006, we swept the funds in these deposit accounts that exceeded the FDIC insurance limit into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by the Company collateralized by certain of securities that were held by an independent third party financial institution that could cause the securities to be liquidated upon default. For 2006, the average daily balance of these repurchase agreements was $47.5 million and the maximum monthly amount of funds provided by these entities at any date was $67.8 million. On September 22, 2006, the Company entered into a new arrangement to provide security for these funds through a letter of credit issued by the FHLB of San Francisco for $75 million. As a result, at December 31, 2006, the Company had no securities sold under agreements to repurchase with this customer and the accounts are classified as deposits.

On November 7, 2006, the Company entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.1 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.37% at December 31, 2006) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.

20. Junior Subordinated Debentures

In October 2002, Bancshares issued $7.2 million of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.82% at December 31, 2006).

In February 2005, Bancshares issued $10.3 million of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at the Company’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.27% at December 31, 2006).

In May 2006, Bancshares issued $10.3 million of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at the Company’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.87% at December 31, 2006).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

21. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
2006
Net interest income	$7,825	$8,206	$9,009	$9,816
Provision for credit losses	750	973	1,090	1,075
Net earnings	1,792	1,943	2,070	2,202
Basic earnings per common share	0.24	0.27	0.29	0.30
Diluted earnings per common share	0.23	0.25	0.27	0.30

2005
Net interest income	$4,509	$5,082	$6,119	$7,036
Provision for credit losses	375	602	750	783
Net earnings	1,229	1,402	1,747	1,834
Basic earnings per common share	0.19	0.19	0.27	0.28
Diluted earnings per common share	0.18	0.19	0.25	0.28

22. Subsequent event

Subsequent to December 31, 2006, we have experienced an increase in non-performing loans. We believe that this may be in part due to delayed payoffs on construction projects impacted by a declining demand in the housing industry. Based on our review of the underlying collateral, cash flows and other factors, we believe that the allowance for loan losses at December 31, 2006 is adequate. However, no assurance can be given that future provisions for loan losses will not be necessary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM	9A. CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended December 31, 2006, there was no significant change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors—Information About the Nominees, and—Board Committees—Audit Committee” and “Other Information—Executive Officers,—Compliance with Section 16(a) Beneficial Ownership Reporting and—Code of Ethics” in our definitive proxy statement for the 2007 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the subcaptions “Other Information—Executive Compensation,” and “Election of Directors—Compensation of Directors,” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Other Information—Security Ownership of Principal Shareholders, Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Other Information—Transactions with Related Persons” and “Election of Directors—Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Ratification of Selection of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See attached index to exhibits, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES CALIFORNIA

Dated: April 2, 2007	By:	/s/ CURTIS S. REIS
Curtis S. Reis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ CURTIS S. REIS Curtis S. Reis Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/S/ ROBERT H. THOMPSON Robert H. Thompson Director	April 2, 2007

/S/ LYN S. CARON Lyn S. Caron Director	April 2, 2007

/S/ D. GREGORY SCOTT D. Gregory Scott Director	April 2, 2007

/S/ MICHAEL L. ABRAMS Michael L. Abrams Director	April 2, 2007

/S/ WILLIE D. DAVIS Willie D. Davis Director	April 2, 2007

/S/ ROBERT H. BOTHNER Robert H. Bothner Director	April 2, 2007

/S/ ANDREW A. TALLEY Andrew A. Talley Director	April 2, 2007

/S/ BLAIR CONTRATTO Blair Contratto Director	April 2, 2007

/S/ DANIEL T. JACKSON Daniel T. Jackson Director	April 2, 2007

/S/ DANIEL L. ERICKSON Daniel L. Erickson Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 2, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Alliance Bancshares California:(1) Certificate of Determination of Rights, Preferences and Privileges of 7% Series A Non-Cumulative Convertible Preferred Stock;(5) Certificate of Determination of Rights, Preferences and Privileges of 7% Series B Non-Cumulative Convertible Preferred Stock

3.2	By-laws of Alliance Bancshares California(1)

4.1	Specimen common stock certificate(1)

4.2	Specimen preferred A stock certificate(10)

4.3	Specimen preferred B stock certificate(10)

10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and form of incentive stock option agreement and non-qualified stock option agreement, as amended as of April 30, 2003(4)

10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors(1)

10.3	2005 Equity Incentive Plan; Form of Incentive Stock Option Agreement; Form of Non-qualified Stock Option Agreement(8)

10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000(2)

10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002(3): Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002.(3)

10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002.(3)

10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty , LP(6)

10.11	Indenture dated February 18, 2005; Guarantee Agreement dated February 18, 2005; Amended and Restated Declaration of Trust dated February 18, 2005.(7)

10.12	Indenture dated May 31, 2006; Guarantee Agreement dated May 31, 2006; Amended and Restated Declaration of Trust dated May 31, 2006. (9)

21.1	List of Subsidiaries

23.1	Consent of McGladrey & Pullen LLP.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chief Executive Officer of the Company dated April 2, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated April 2, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.

(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.
(4)	Incorporated by reference to Form S-8 filed on June 17, 2003.
(5)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2005.
(8)	Incorporated by reference to Form S-8 filed on July 26, 2005
(9)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2005.