Form 10-Q
period 2007-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2007-05-15
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-33455
ALLIANCE BANCSHARES CALIFORNIA
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	91-2124567 (I.R.S. Employer Identification Number)

100 Corporate Pointe
Culver City, California (Address of principal executive offices)	90230 (Zip Code)
(310) 410-9281
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed, since last year)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
6,165,879 shares of Common Stock as of April 30, 2007

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$17,920	$18,732
Federal funds sold	52,395	28,810

Total cash and cash equivalents	70,315	47,542
Time deposits with other financial institutions	1,142	2,556
Securities held to maturity, fair market value $100,253 at March 31, 2007; $104,153 at December 31, 2006	100,485	104,627
Loans held for sale	1,416	305
Loans, net of the allowance for loan losses of $10,208 at March 31, 2007; $9,195 at December 31, 2006	756,969	700,189
Equipment and leasehold improvements, net	4,463	4,286
Accrued interest receivable and other assets	15,612	16,257

Total assets	$950,402	$875,762

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$168,089	$157,265
Interest bearing:
Demand	15,400	12,817
Savings and money market	194,578	183,692
Certificates of deposit	412,374	363,094

Total deposits	790,441	716,868
Accrued interest payable and other liabilities	5,693	7,774
Securities sold under agreements to repurchase	21,336	20,000
FHLB advances	50,000	50,000
Junior subordinated debentures	27,837	27,837

Total liabilities	895,307	822,479

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at March 31, 2007 and December 31, 2006	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 667,096 shares at March 31, 2007 and December 31, 2006	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares
Outstanding – 6,165,879 shares at March 31, 2007 and 6,151,679 shares at December 31, 2006	6,678	6,600
Additional Capital	695	502
Undivided profits	28,706	27,165

Total shareholders’ equity	36,079	34,267

Total liabilities, redeemable preferred stock and shareholders’ equity	$950,402	$875,762

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Interest Income:
Interest and fees on loans	$17,505	$12,828
Interest on time deposits with other financial institutions	19	74
Interest on securities held to maturity	1,243	824
Interest on federal funds sold	408	236

Total interest income	19,175	13,962

Interest Expense:
Interest on deposits	6,987	4,443
Interest on FHLB advances	678	361
Interest on securities sold under repurchase agreements	220	282
Interest on junior subordinated debentures	508	301

Total interest expense	8,393	5,387

Net interest income before provision for loan losses	10,782	8,575
Provision for Loan Losses	1,065	750

Net interest income	9,717	7,825

Non-Interest Income	621	638
Non-Interest Expense:
Salaries and related benefits	4,173	2,999
Occupancy and equipment expenses	945	709
Professional fees	288	277
Data processing	211	212
Other operating expense	1,414	1,255

Total non-interest expense	7,031	5,452

Earnings Before Income Tax Expense	3,307	3,011
Income tax expense	1,438	1,219

Net Earnings	$1,869	$1,792

Earnings per Common Share:
Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.24	$0.23
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$1,869	$1,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	(14)	93
Depreciation and amortization	343	269
Provision for loan losses	1,065	750
Compensation expense on stock options	99	75
Excess tax benefit from share based payment arrangements	(94)	—
Net gains on sales of loans held for sale	(52)	(87)
Proceeds from sales of loans held for sale	3,244	5,407
Originations of loans held for sale	(4,303)	(8,562)
(Increase) decrease in accrued interest receivable and other assets	684	(1,168)
(Increase) decrease in accrued interest payable and other liabilities	(2,081)	1,757

Net cash provided by operating activities	760	326

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	1,414	2,303
Loans	(57,845)	(41,298)
Purchase of equipment and leasehold improvements	(520)	(126)
Redemption of FHLB stock	55	837
Purchase of securities held to maturity	(14,805)	(23,798)
Proceeds from maturities of securities held to maturity	18,961	6,626

Net cash used in investing activities	(52,740)	(55,456)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	10,824	(8,264)
Interest bearing demand deposits	2,583	670
Savings and money market deposits	10,886	9,100
Certificates of deposit	49,280	41,829
Excess tax benefit from share based payment arrangements	94	—
Increase in securities sold under agreements to repurchase	1,336	21,166
Proceeds from stock options exercised	78	2
Dividends paid on preferred stock	(328)	(328)

Net cash provided by financing activities	74,753	64,175

Net Increase in Cash and Cash Equivalents	22,773	9,046
Cash and Cash Equivalents, Beginning of Period	47,542	30,149

Cash and Cash Equivalents, End of Period	$70,315	$39,195

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,814	$4,309
Income taxes	1,920	1,095
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Common Stock
			Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2005	6,066	$6,407	—	$20,470	$26,877
Stock options exercised	—	2	—	—	2
Dividends paid on preferred stock	—	—	—	(328)	(328)
Compensation expense on stock options	—	—	—	75	75
Net earnings	—	—	—	1,792	1,792

Balance, March 31, 2006	6,066	$6,409	—	$22,009	$28,418

	Common Stock
			Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	14	78		—	78
Dividends paid on preferred stock	—	—		(328)	(328)
Tax benefit on non-qualified stock options	—	—	94	—	94
Compensation expense on stock options	—	—	99	—	99
Net earnings	—	—	—	1,869	1,869

Balance, March 31, 2007	6,166	$6,678	$695	$28,706	$36,079

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Nature of Business and Significant Accounting Policies
     Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2006 and the notes thereto included in the Company’s annual Form 10-K for the year ended December 31, 2006.
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007.
     The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has three other wholly owned subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II and Alliance Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005 and 2006, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $837,000 in other assets.
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
     Income Taxes
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, the Company has no unrecognized tax benefits. There are no accrued interest and penalties as of January 1, 2007. The total amount of unrecognized tax benefits is not expected to significantly increase within the next twelve months. The Company still has the tax years of 2003 through 2006 subject to examination by the Internal Revenue Service and 2002 through 2006 by the Franchise Tax Board of the State of California. The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties accessed by a taxing authority will be classified as other expense.
Equity Compensation Plans
     The Company has two stock-based employee compensation plans, which are described more fully in Note 4.
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock options for the periods prior to January 1, 2006 as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. Results for prior periods have not been restated.
     As a result of adopting SFAS 123-R on January 1, 2006, the net income was $56,100 and $75,200 lower for the three months ended March 31, 2007 and March 31, 2006, respectively. Our basic and diluted net income per share were $0.01 lower for both the three months ended March 31, 2007 and March 31, 2006, respectively, than if the Company continued to account for stock-based compensation under APB Opinion No. 25. Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $57,400 resulting from exercise of non-qualified stock options or from disqualified dispositions of shares acquired upon exercise of incentive stock options for the three months ended March 31, 2007.

     The following table summarizes the share option activity under the plans for the three months ended March 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Dollars in thousands except per share amounts)
2007
Outstanding at December 31, 2006	425,000	$9.72
Granted	—	—
Exercised	14,200	5.54
Forfeited	8,200	9.69

Outstanding at March 31, 2007	402,600	9.87	6.62	$2,956

Vested or expected to vest at March 31, 2007	385,406	9.75	6.57	$2,873

Options exercisable at March 31, 2007	148,300	5.49	4.72	$1,736

2. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$9,195	$6,051
Charge—offs	(94)	(190)
Recoveries	8	1

Net charge—offs	(86)	(189)
Additional provisions	1,065	750
Other adjustments	34	—

Balance at end of period	$10,208	$6,612

3. Earnings per Share

     Basic and diluted earnings per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended March 31, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,869
Cash dividends on preferred stock	(328)
Net earnings available to common shareholders	1,541	6,154,723	$0.25
Preferred stock dividend	328
Effect of exercise of options and warrants	—	93,930
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,869	7,648,799	$0.24

			Per Share
Three Months Ended March 31, 2006	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,792
Cash dividends on preferred stock	(328)
Net earnings available to common shareholders	1,464	6,065,741	$0.24
Preferred stock dividend	328
Effect of exercise of options and warrants	—	191,540
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,792	7,657,427	$0.23

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 7,500 shares and 51,000 shares for the quarters ended March 31, 2007 and 2006, respectively.
4. Stock Options
     The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) provides for the issuance of up to 800,000 shares of the Company’s common stock upon exercise of incentive and non-qualified options. The 2005 Equity Incentive Plan (the “2005 Plan”) provides for the issuance of up to 450,000 shares of the Company’s common stock upon the exercise of the incentive and non-qualified options, as restricted stock grants, or upon exercise of stock appreciation rights. To date, no restricted stock grants or stock appreciation rights have been issued under the 2005 Plan.
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
     At March 31, 2007, compensation expense related to non-vested stock option grants aggregated to $1.2 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2007	$285
2008	366
2009	323
2010	204
2011	57

Total	$1,235

     The Company uses the Black-Scholes option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The Company did not disclose assumptions because there were no grants in the three months ended March 31, 2007 and 2006. If grants were to occur, the expected life of options would be derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes. The Company has not historically paid dividends on its common stock.
5. Operation Segments
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.
     In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the Bank’s four regional banking centers which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives and professionals. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.
     The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
     The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is its most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income, noninterest expense, and net contribution to earnings before income tax expense, for each of these segments as shown in the following table for the three months ended March 31, 2007 and 2006.
     The following table also shows the assets allocated to each of these segments as of March 31, 2007 and December 31, 2006.

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$6,960	$9,226	$1,008	$1,981	$19,175
Credit for funds provided	6,208	428	40	(6,676)	—

Total interest income	13,168	9,654	1,048	(4,695)	19,175

Interest expense	3,524	—	—	4,869	8,393
Charge for funds used	4,302	4,425	409	(9,136)	—

Total interest expense	7,826	4,425	409	(4,267)	8,393

Net interest income	5,342	5,229	639	428	10,782
Provision for loan losses	—	—	—	1,065	1,065

Net interest income after provision for loan losses	5,342	5,229	639	(1,493)	9,717

Non-interest income	284	44	124	169	621
Non-interest expense	2,398	588	402	3,643	7,031

Net contribution to earnings before tax expense	$3,228	$4,685	$361	$(4,967)	$3,307

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$4,725	$6,605	$932	$1,700	$13,962
Credit for funds provided	4,216	308	41	(4,565)	—

Total interest income	8,941	6,913	973	(2,865)	13,962

Interest expense	2,440	2	1	2,944	5,387
Charge for funds used	2,731	3,105	354	(6,190)	—

Total interest expense	5,171	3,107	355	(3,246)	5,387

Net interest income	3,770	3,806	618	381	8,575
Provision for loan losses	—	—	—	750	750

Net interest income after provision for loan losses	3,770	3,806	618	(369)	7,825

Non-interest income	320	71	153	94	638
Non-interest expense	1,678	500	397	2,877	5,452

Net contribution to earnings before tax expense	$2,412	$3,377	$374	$(3,152)	$3,011

Segment assets as of:
March 31, 2007	360,203	362,106	30,804	197,289	950,402

December 31, 2006	322,610	337,548	34,345	181,259	875,762

     Note: Overhead expenses are not allocated for costs from administration departments to operating segments.
6. Recent Accounting Pronouncements
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
Forward-Looking Information
     The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.
Overview
     We recorded net earnings of $1.9 million ($0.25 basic and $0.24 diluted earnings per share) for the first quarter of 2007 as compared to $1.8 million ($0.24 basic and $0.23 diluted earnings per share) for the first quarter of 2006. The increase in net earnings was primarily due to a $2.2 million increase in net interest income before provision for loan losses offset by a $1.6 million increase in non-interest expenses.
     We continued to grow, with total assets increasing from $875.8 million at December 31, 2006 to $950.4 million at March 31, 2007. Net loans, including loans held for sale, grew from $700.5 million at December 31, 2006 to $758.4 million at March 31, 2007. Deposits grew from $716.9 million at December 31, 2006 to $790.4 million at March 31, 2007.
     Set forth below are certain key financial performance ratios for the periods indicated:

	Three months ended
	March 31,
	2007	2006
Return on average assets (1)	0.84%	1.02%
Return on average shareholders’ equity (1)	21.3%	25.6%
Net yield on average interest earning assets (1)	5.00%	5.15%

(1)	Annualized
     The following table sets forth information regarding the net interest income before provision for loan losses, the provision for loan losses, non-interest expense, net income and net income per share for the periods indicated:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(Unaudited)
	(Dollars in thousands except per share amounts
	and percentages)
Net interest income before provision for loan losses	$10,782	$8,575	25.7%
Provision for loan losses	1,065	750	42.0%
Non-interest expense	7,031	5,452	29.0%
Net Earnings	1,869	1,792	4.3%
Earnings per common share:
Basic earnings per share	$0.25	$0.24	4.2%
Diluted earnings per share	$0.24	$0.23	4.3%
     The increase in net interest income occurred notwithstanding a decrease in the net interest rate spread from 4.47% in 2006 quarter to 4.00% in the 2007 quarter. The decrease in the interest rate spread resulted from the repricing of our liabilities faster than our assets and an increase in higher cost of funds, including certificates of deposit and FHLB advances. The impact of the decreased interest rate spread was mitigated to some extent by a substantial increase in our net average interest-earning assets of $61.8 million, resulting in our net interest margin declining only 15 basis points from 5.15% in the 2006 quarter to 5.00% in the 2007 quarter.
     The provision for loan losses increased by $0.3 million or 42% to $1.1 million in the first quarter of 2007 as compared to the corresponding period of 2006 due to a $11.0 million increase in impaired loans and a 28.7% increase in net loans.
     Non-interest expense increased by $1.6 million, or 29.0%, to $7.0 million primarily due to an increase salaries and related benefits expense and occupancy and equipment expense. Salaries and related benefits expense increased due to an increase in the number of employees in all locations and departments due to our growth. Occupancy expense increased due to increased rent expense, amortization of leasehold improvements and depreciation of office furniture and equipment.

RESULTS OF OPERATIONS – Three months ended March 31, 2007 and 2006
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(Dollars in thousands)
Interest income	$19,175	$13,962	37.3%
Interest expense	8,393	5,387	55.8%
Net interest income before provision for loan losses	10,782	8,575	25.7%
Net interest margin	4.00%	4.47%	(10.5%)
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
     Net interest income before provision for loan losses increased to $10.8 million for the quarter ended March 31, 2007 from $8.6 million for the quarter ended March 31, 2006. This was due to an increase in interest income of $5.2 million while interest expense increased by $3.0 million. The increase in interest income was due to $199.9 million increase in average interest earning assets in conjunction with a 0.50% increase in the weighted average yield on interest earning assets from 8.39% for the quarter ended March 31, 2006 to 8.89% for the quarter ended March 31, 2007. The increase in interest expense was due to a $138.2 million increase in average interest bearing liabilities in addition to a 0.97% increase in the weighted average rates paid on interest bearing liabilities from 3.92% for the quarter ended March 31, 2006 to 4.89% for the quarter ended March 31, 2007. The prime rate increased three times from the first quarter of 2006 to the first quarter of 2007 causing the yield in the loan portfolio to increase to 9.55% in the 2007 quarter from 9.20% in the 2006 quarter. The yield on loans was also negatively impacted by 0.16% due to the reversal of $0.4 million in interest income on an $13.1 million of loans which were placed on non-accrual status during the first quarter of 2007.
     The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand all of the Bank’s Regional Banking Centers, the continued growth of all categories of loans and investments and to favorable economic conditions. Average loans increased 31.5% to $743.3 million for the quarter ended March 31, 2007 from $565.4 million for the quarter ended March 31, 2006, with the increase occurring in all major loan categories. Average investment securities increased 15.9% to $96.7 million from $83.4 million as the Company invested in collateralized mortgage obligations, mortgage backed securities, and U.S. Government agency securities. Average interest bearing deposits increased 32.4% to $597.6 million for the quarter ended March 31, 2007 compared to $451.4 million for the quarter ended March 31, 2006.
     Our interest rate spread decreased from 4.47% during the first quarter of 2006 to 4.00% during the first quarter of 2007, and our net interest margin decreased from 5.15% during the first quarter of 2006 to 5.00% during the first quarter of 2007. The decrease in interest rate spread was due principally to the rate paid on our certificates of deposits growing at a higher pace than the rate earned on our average loans. Certificates of deposit grew by 43.8% to $387.5 million during the first quarter of 2007 from $269.5 million for the first quarter of 2006 while loans grew by 31.5% to $748.3 million for the first quarter of 2007 from $565.4 million for the first quarter of 2006. This decrease was also attributable to the fact that the weighted average cost of our certificates of deposit increased more than the weighted average yield on our loans. Our net interest margin continues to remain high in comparison with our interest rate spread because a significant portion of our interest earning assets are funded by non-interest bearing liabilities, preferred stock and shareholders’ equity. The decrease in our interest rate spread was mitigated to some extent by a substantial increase in our net average interest-earning assets

(average interest-earning assets minus average interest-bearing deposits), which increased $61.8 million to an increase in non-interest bearing deposits. As a result, our net interest margin decreased only from 5.15% to 5.00% in the 2007 quarter.
     The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.
ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2007			2006
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp. (1)	Earned/Paid (3)	Balance	Inc./Exp. (1)	Earned/Paid (3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$32,885	$408	5.03%	$19,247	$236	4.97%
Time deposits	2,066	19	3.73%	6,943	74	4.32%
Securities	96,687	1,243	5.21%	83,408	824	4.01%
Loans (2)	743,285	17,505	9.55%	565,390	12,828	9.20%

Total interest earning assets	874,923	19,175	8.89%	674,988	13,962	8.39%

Non-interest earning assets	30,448			27,837

Total assets	$905,371			$702,825

Interest bearing liabilities:
Interest bearing demand deposits	$14,100	54	1.55%	$8,902	38	1.72%
Savings and money market deposits	195,994	2,051	4.24%	172,937	1,541	3.61%
Certificates of deposit	387,539	4,882	5.11%	269,534	2,864	4.31%
FHLB advances:
Short-term	—			5,000	55	4.74%
Long-term	50,000	678	5.50%	30,000	306	4.10%
Securities sold under repurchase agreements	20,254	220	4.41%	53,651	282	2.13%
Junior subordinated debentures	27,837	508	7.40%	17,527	301	6.96%

Total interest bearing liabilities	695,724	8,393	4.89%	557,551	5,387	3.92%

Non-interest bearing liabilities	155,024			98,295

Total liabilities	850,748			655,846
Redeemable preferred stock and shareholders’ equity	54,623			46,979

Total liabilities and shareholders’ equity	$905,371			$702,825

Net interest income		$10,782			$8,575

Interest rate spread			4.00%			4.47%
Net interest margin			5.00%			5.15%

(1)	Interest income on loans includes loan fees of $1.3 million in 2007 and $1.2 million in 2006.

(2)	Loans include nonaccrual loans.

(3)	Annualized

     The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN INTEREST INCOME

	Three Months Ended March 31, 2007
	Increase (Decrease)
	Due To Change In
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$169	$3	$172
Time deposits	(44)	(11)	(55)
Securities	144	275	419
Loans	4,173	504	4,677

Total interest earning assets	4,442	771	5,213

Interest expense:
Interest bearing demand	20	(4)	16
Savings and money market	221	289	510
Certificates of deposit	1,417	601	2,018
FHLB advances:
Short-term	(28)	(27)	(55)
Long-term	249	123	372
Securities sold under agreements to repurchase	(244)	182	(62)
Junior subordinated debentures	187	20	207

Total interest bearing liabilities	1,822	1,184	3,006

Net interest income	$2,620	$(413)	$2,207

Provision for Loan Losses
     We made a $1.1 million provision for the allowance for loan losses (“Allowance”) for the quarter ended March 31, 2007 as compared to a provision of $0.8 million for the comparable period of 2006. This increase was attributable to a 28.7% increase in net loans and a $12.3 million increase in impaired loans.
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
Non-Interest Income
     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income decreased by 2.7% for the quarter ended March 31, 2007 as compared to the same period in 2006 primarily due to decreases in net gains on sales of loans. The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.

     The following table identifies the components of and the percentage changes for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(Dollars in thousands)
Service charges	$285	$281	1.4%
Gain on sale of loans, net	52	87	(40.2)%
Loan broker fee income	82	77	6.5%
Other	202	193	4.7%

Total	$621	$638	(2.7)%

Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
		(Dollars in thousands)
Salaries and related benefits	$4,173	$2,999	39.1%
Occupancy and equipment	945	709	33.3%
Professional fees	288	277	4.0%
Data processing	211	212	(0.5%)
Other	1,414	1,255	12.7%

Total	$7,031	$5,452	29.0%

     Salaries and related benefits expense increased from $3.0 million for the quarter ended March 31, 2006 to $4.2 million for the quarter ended March 31, 2007 or 39.1%. This increase was due primarily to an increase in the number of employees due to growth. The increase in the size and profitability also resulted in an increase in incentive accruals. At March 31, 2007, the we employed 138 full-time employees, compared with 108 full-time employees at March 31, 2006.
     Occupancy and equipment expenses increased by 33.3% from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. This increase was due to increased rent expense and the depreciation of office furniture and equipment at all locations including the new Documentation Servicing, Central Operations and Loan Servicing Departments.
     Other non-interest expense increased by 12.7% from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 due to an increase in advertising expense as well as in business and entertainment expense. The Bank progressively increased our advertising in numerous publications and through the internet throughout 2006 and 2007. Business and entertainment expense were also increased due to the growth.
FINANCIAL CONDITION
Regulatory Capital
     At March 31, 2007, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $73.0 million and $81.0 million, respectively. Our regulatory capital increased since December 31, 2006 as a result of net earnings. At March 31, 2007, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.

REGULATORY CAPITAL
March 31, 2007

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk—weighted assets)	$91,998	11.15%	$66,018	>=8.0%	N/A	N/A
Tier 1 Capital (to risk—weighted assets)	$72,971	8.84%	$33,009	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$72,971	8.07%	$36,162	>=4.0%	N/A	N/A

Bank
Total Capital (to risk—weighted assets)	$91,198	11.07%	$65,926	>=8.0%	$82,407	>=10.0%
Tier 1 Capital (to risk—weighted assets)	$81,022	9.83%	$32,963	>=4.0%	$49,444	>=6.0%
Tier 1 Capital (to average assets)	$81,022	8.96%	$36,162	>=4.0%	$45,202	>=5.0%
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
     Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with preferred stock and shareholders’ equity, provided 89% and 84%, respectively, of our funding as a percentage of average total assets during the three months ended March 31, 2007 and 2006.
     Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of March 31, 2007, we had $50.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.
     We also have liquidity as a net seller of overnight funds. During the three months ended March 31, 2007, we had an average balance of $32.9 million in overnight funds sold representing 4% of total average assets.
     In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.1 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.36% at March 31, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2007 increased by $0.4 million as compared to the same period in 2006 primarily due to an decrease in the origination of SBA loans held for sale in the period.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2007 decreased by $2.7 million as compared to the same period in 2006 primarily due to a decrease in the purchase of investment securities offset by an increase in the proceeds from the maturities of investment securities and an increase in the amount of loan growth.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2007 increased by $10.6 million as compared to the same period in 2006 primarily due to an increase in deposit growth.

Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Time deposits maturing:
Within one year	844	3.63%	2,262	4.35%
After one year but within five years	298	5.73%	294	4.41%

Total time deposits	$1,142	4.18%	$2,556	4.36%

     The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended March 31, 2007 or 2006.
INVESTMENT SECURITIES

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$21,495	4.83%	$16,018	3.99%
After one year but within five years	25,473	5.43%	31,484	5.37%
After five years	—	—	—	—
Collateralized mortgage obligations and mortgage-backed securities	53,517	4.94%	57,125	4.94%

Total investment securities	$100,485	5.04%	$104,627	4.92%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At March 31, 2007, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At March 31, 2007, securities with an amortized cost of $40.7 million were pledged to secure structured repurchase agreements, a letter of credit and various FHLB advances and a discount line at the Federal Reserve. At March 31, 2006, securities with an amortized cost of $64.4 million were pledged to secure repurchase agreements with one of the Bank’s depositors and to secure a discount line at the Federal Reserve.

     The amortized cost and estimated fair values of securities held to maturity at the dated indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2007
U.S. Agency securities	$38,414	$16	$18	$38,412
Corporate bonds	8,554	—	124	8,430
Collateralized mortgage obligations and mortgage-backed securities:	53,517	206	312	53,411

	$100,485	$222	$454	$100,253

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2006
U.S. Agency securities	$37,927	$16	$88	$37,855
Corporate bonds	9,575	—	186	9,389
Collateralized mortgage obligations and mortgage-backed securities	57,125	206	422	56,909

	$104,627	$222	$696	$104,153

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 are summarized as follows:
UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
U.S. Agency securities	$9,971	$1	$10,966	$17	$20,937	$18
Corporate bonds	—	—	8,430	124	8,430	124
Collateralized mortgage obligations and mortgage-backed securities	4,290	36	16,916	276	21,206	312

	$14,261	$37	$36,312	$417	$50,573	$454

     Our analysis of these securities and the unrealized losses was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) our intent and ability to retain the investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at March 31, 2007. Because these securities mature within the next two years, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at March 31, 2007 or 2006.
     Additionally, at March 31, 2007, approximately 50% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of March 31, 2007 and, therefore, we do not consider these investments to be other than temporarily impaired.
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

     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	March 31, 2007		December 31, 2006
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$202,854	26.3%	$203,984	28.6%
Construction loans	282,017	36.6	260,805	36.6
Real estate loans	274,037	35.7	241,734	33.9
Other loans	11,099	1.4	6,062	0.9

	770,007	100.0%	712,585	100.0%

Less – Deferred loan fees	(2,830)		(3,201)
Less – Allowance for loan losses	(10,208)		(9,195)

Net loans	$756,969		$700,189

     At March 31, 2007, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $154.2 million, representing 20.4% of our loan portfolio, and additional commitments for these projects in the amount of $65.3 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.
     Our strategy has been to diversify the construction loan portfolio and limit our level of these loans, particularly the more speculative types, as a percentage of total assets and Tier 1 capital. During 2006, we had significantly increased the amount of construction loans, both in dollar amounts and as a percentage of our total loans. This increase in loans was partially due to projects which were delayed due to the near record rainfall in Southern California during the first part of 2005 as well a continued demand for construction loan financing during 2006.
     At March 31, 2007 and December 31, 2006, qualifying loans with an outstanding balance of $230.0 and $228.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at March 31, 2007 excluding loans held for sale:
LOAN MATURITIES

	At March 31, 2007
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$128,849	$59,367	$14,638	$202,854
Construction loans	247,080	34,937	—	282,017
Real estate loans	37,177	85,078	151,782	274,037
Other loans	5,311	5,746	42	11,099

	$418,417	$185,128	$166,462	$770,007

Note:	Loan maturities

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
     The following table sets forth information about non-performing assets at the dates indicated:
NON-PERFORMING ASSETS

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$13,117	$5,864
Accruing loans past due 90 days or more	—	241
Troubled debt restructuring	—	—
Other real estate owned	—	—

Balance at end of period	$13,117	$6,105

     Nonperforming assets increased from $6.1 million at December 31, 2006 to $13.1 million at March 31, 2007. The non-accrual loans at March 31, 2007 primarily represent an $8.0 million construction loan for eleven single family homes in Reno, Nevada. The loan is 90 days past due at March 31, 2007 due to slow home sales in this market. We will closely monitor the loan and the collateral; however, future downgrades could result in significant charges to the allowance for loan losses.
     Cash collections on non-performing loans totaled $1.2 million during the three months ended March 31, 2007 of which $1.1 million was applied to principal and $0.1 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $388,800 and $4,900 for the three months ended March 31, 2007 and 2006, respectively.
Impaired Loans
     An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.
     We determine impaired loans by a periodic evaluation on an individual loan basis. At March 31, 2007 and December 31, 2006, we had classified $13.5 million and $4.5 million, respectively, of our loans as impaired for which a reserve of $0.6 million and $0.5 million, respectively, were assigned. Impaired loans at March 31, 2007 include the aforementioned $8.0 nonaccrual construction loan.
Changes in Allowance for Loan Losses
See “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for discussion regarding changes in the Allowance for Loan Losses.
Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2007, we had undisbursed loan commitments of $274.3 million.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2007, we had outstanding standby letters of credit with a potential $80.6 million of obligations maturing at various dates through 2011.
Deposits
     Total deposits increased from $716.9 million at December 31, 2006 to $790.4 million at March 31, 2007. This increase was primarily due to a $11.5 million increase in savings and money market deposits and a $48.6 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan and investment portfolios and to increase our liquidity.
     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Branches	$526,507	66.6%	$479,617	66.9%
Money desk	92,441	11.7	74,802	10.4
Brokered	171,493	21.7	162,449	22.7

Total	$790,441	100.0%	$716,868	100.0%

     Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2007, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from six months to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.
     We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at March 31, 2007 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear relatively higher interest rates. Further, the deposits obtained through this broker as of March 31, 2007 mature at various times through September 2011, and thus such discontinuation would not likely result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.
     For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At March 31, 2007, these entities had provided us an aggregate of $41.5 million of deposits; and during 2007 the maximum month end amount of funds provided by these entities at any date was $48.0 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $75 million letter of credit from the FHLB of San Francisco. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.
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
     The aggregate amount of the certificates of deposit in denominations of $100,000 or more at March 31, 2007 was approximately $270.3 million. Interest expense on such deposits was approximately $3.2 million for the quarter ended March 31, 2007.
     The approximate scheduled maturities of certificates of deposit at March 31, 2007 was as follows:
MATURITIES OF CERTIFICATES OF DEPOSIT

Maturities	Amount(1)
(Dollars in thousands)
Three months or less	$46,883
Over three and through twelve months	114,876
Over twelve months	231,643

Total	$393,402

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At March 31, 2006, we had $50.0 million of long-term advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $230.0 million. These advances bear interest at the rates noted below. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
$10,000	Fixed at 5.31%	August 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
10,000	Prime minus 2.80%	December 2009
10,000	Prime minus 2.74%	January 2010

$50,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.81% at March 31, 2007).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.26% at March 31, 2007).
     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at

Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.85% at March 31, 2007).
     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     Securities Sold Under Agreements to Repurchase. In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.1 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.36% at March 31, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.
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
     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:
RATE SENSITIVITY
March 31, 2007

		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
	(Dollars in thousands)
Assets
Federal funds sold	$52,395	$—	$—	$—	$52,395
Time deposits with other financial institutions	741	103	298	—	1,142
Securities held to maturity	13,472	8,023	25,473	53,517	100,485
Loans, gross	479,444	76,809	177,088	38,082	771,423

Total rate—sensitive assets	$546,052	$84,935	$202,859	$91,599	$925,445

Liabilities:
Interest bearing demand deposits	$15,400	$—	$—	$—	$15,400
Savings and money market	194,578	—	—	—	194,578
Certificates of deposit	47,379	116,158	248,738	99	412,374
Securities sold under agreements to repurchase	21,336	—	—	—	21,336
FHLB advances	40,000	—	10,000	—	50,000
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$346,530	$116,158	$258,738	$99	$721,526

Interval Gaps:
Interest rate sensitivity gap	$199,522	$(31,223)	$(55,879)	$91,500	$203,920

Rate sensitive assets to rate sensitive liabilities	157.6%	73.1%	78.4%	92,524.2%	128.3%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$199,522	$168,299	$112,420	$203,920	$203,920

Rate sensitive assets to rate sensitive liabilities	157.6%	136.1%	115.6%	128.3%	128.3%

% of rate sensitive assets in period	59.0%	68.2%	90.1%	100.0%	N/A

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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As of March 31, 2007, we were not involved in any litigation other than routine litigation incidental to our business.
ITEM 1A. RISK FACTORS
     There were no material changes in our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities for the quarter ended March 31, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities as of March 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the first quarter of 2007.
ITEM 5. OTHER INFORMATION
     There was no other information to report as of March 31, 2007.

ITEM 6. EXHIBITS
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated May 15, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 15, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2007	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBITS	DESCRIPTION
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated May 15, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 15, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.