Form 10-Q
period 2007-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2007-08-10
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-33455
ALLIANCE BANCSHARES CALIFORNIA
(Exact name of Registrant as specified in its charter)

California	91-2124567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

100 Corporate Pointe
Culver City, California	90230
(Address of principal executive offices)	(Zip Code)
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
6,166,879 shares of Common Stock as of July 31, 2007

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$18,697	$18,732
Federal funds sold	17,155	28,810

Total cash and cash equivalents	35,852	47,542
Time deposits with other financial institutions	1,207	2,556
Securities held to maturity, fair market value $100,190 at June 30, 2007; $104,153 at December 31, 2006	100,617	104,627
Loans held for sale	51,589	305
Loans, net of the allowance for loan losses of $11,242 at June 30, 2007; $9,195 at December 31, 2006	775,069	700,189
Equipment and leasehold improvements, net	4,635	4,286
Accrued interest receivable and other assets	16,314	16,257

Total assets	$985,283	$875,762

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$153,878	$157,265
Interest bearing:
Demand	17,803	12,817
Savings and money market	205,503	183,692
Certificates of deposit	425,484	363,094

Total deposits	802,668	716,868
Accrued interest payable and other liabilities	5,623	7,774
Securities sold under agreements to repurchase	22,099	20,000
FHLB advances	70,000	50,000
Junior subordinated debentures	27,837	27,837

Total liabilities	928,227	822,479

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized – 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 733,050 shares at June 30, 2007 and December 31, 2006	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding – 667,096 shares at June 30, 2007 and December 31, 2006	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares Outstanding – 6,166,879 shares at June 30, 2007 and 6,151,679 shares at December 31, 2006	6,679	6,600
Additional Paid in Capital	818	502
Undivided profits	30,543	27,165

Total shareholders’ equity	38,040	34,267

Total liabilities, redeemable preferred stock and shareholders’ equity	$985,283	$875,762

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except earnings per share)
Interest Income:
Interest and fees on loans	$18,240	$14,192	$35,745	$27,020
Interest on time deposits with other financial institutions	20	57	39	131
Interest on securities held to maturity	1,246	1,081	2,489	1,905
Interest on federal funds sold	759	406	1,167	642

Total interest income	20,265	15,736	39,440	29,698

Interest Expense:
Interest on deposits	7,642	5,382	14,629	9,825
Interest on FHLB advances	679	453	1,357	815
Interest on securities sold under repurchase agreements	253	344	473	626
Interest on junior subordinated debentures	512	378	1,020	678

Total interest expense	9,086	6,557	17,479	11,944

Net interest income	11,179	9,179	21,961	17,754
Provision for Loan Losses	1,074	973	2,139	1,723

Net interest income after provision for loan losses	10,105	8,206	19,822	16,031

Non-Interest Income	774	702	1,395	1,340

Non-Interest Expense:
Salaries and related benefits	4,239	3,046	8,412	6,045
Occupancy and equipment expenses	935	696	1,880	1,405
Professional fees	419	443	707	720
Data processing	220	238	431	450
Other operating expense	1,473	1,272	2,886	2,527

Total non-interest expense	7,286	5,695	14,316	11,147

Earnings Before Income Tax Expense	3,593	3,213	6,901	6,224
Income tax expense	1,428	1,270	2,867	2,489

Net Earnings	$2,165	$1,943	$4,034	$3,735

Earnings per Common Share:
Basic earnings per share	$0.30	$0.27	$0.55	$0.51
Diluted earnings per share	$0.28	$0.25	$0.53	$0.49
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$4,034	$3,735
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums on securities held to maturity	60	131
Depreciation and amortization	692	551
Provision for loan losses	2,139	1,723
Compensation expense on stock options	207	164
Excess tax benefit from share based payment arrangements	(109)	(36)
Net gains on sales of loans held for sale	(236)	(188)
Proceeds from sales of loans held for sale	8,168	13,433
Originations of loans held for sale	(6,504)	(13,200)
(Increase) decrease in accrued interest receivable and other assets	443	(2,812)
(Increase) decrease in accrued interest payable and other liabilities	(2,151)	2,480

Net cash provided by (used in) operating activities	6,743	5,981

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	1,349	4,258
Loans	(129,731)	(77,224)
Purchase of equipment and leasehold improvements	(1,041)	(617)
Redemption of FHLB stock	237	643
Purchase of FHLB stock	(628)	—
Purchase of securities held to maturity	(33,208)	(31,798)
Proceeds from maturities of securities held to maturity	37,158	8,912
Investment in statutory trust	—	(310)

Net cash used in investing activities	(125,864)	(96,136)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(3,387)	15,095
Interest bearing demand deposits	4,986	1,815
Savings and money market deposits	21,811	30,369
Certificates of deposit	62,390	68,695
Excess tax benefit from share based payment arrangements	109	36
Proceeds from issuance of junior subordinated debentures	—	10,310
Increase in FHLB Advances	20,000	—
Increase in securities sold under agreements to repurchase	2,099	9,858
Proceeds from stock options exercised	79	8
Dividends paid on preferred stock	(656)	(656)

Net cash provided by financing activities	107,431	135,530

Net Increase (decrease) in Cash and Cash Equivalents	(11,690)	45,375
Cash and Cash Equivalents, Beginning of Period	47,542	30,149

Cash and Cash Equivalents, End of Period	$35,852	$75,524

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer from loans to loans held for sale	$45,150	—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$17,103	$11,515
Income taxes	3,117	2,141
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Six months Ended June 30, 2007 and 2006

	Common Stock
			Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2005	6,066	$6,407	—	$20,470	$26,877
Stock options exercised	2	8	—	—	8
Dividends paid on preferred stock	—	—	—	(656)	(656)
Compensation expense on stock options	—	—	—	164	164
Net earnings	—	—	—	3,735	3,735

Balance, June 30, 2006	6,068	$6,415	—	$23,713	$30,128

	Common Stock
			Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	15	79		—	79
Dividends paid on preferred stock	—	—		(656)	(656)
Tax benefit on non-qualified stock options	—	—	109	—	109
Compensation expense on stock options	—	—	207	—	207
Net earnings	—	—	—	4,034	4,034

Balance, June 30, 2007	6,167	$6,679	$818	$30,543	$38,040

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
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
     The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007.
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
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, the Company has no unrecognized tax benefits. There are no accrued interest and penalties as of January 1, 2007. The total amount of unrecognized tax benefits is not expected to significantly increase within the next twelve months. The Company still has the tax years of 2001 through 2006 subject to examination by the Internal Revenue

Service and 2002 through 2006 by the Franchise Tax Board of the State of California. The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assessed by a taxing authority will be classified as other expense.
Equity Compensation Plans
     The Company has two stock-based equity compensation plans, which are described more fully in Note 4.
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock based awards for the periods prior to January 1, 2006 as all awards (consisting only of stock options) granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $109,000 resulting from exercise of non-qualified stock options or from disqualifying dispositions of shares acquired upon exercise of incentive stock options for the six months ended June 30, 2007.
     The following table summarizes the stock option activity under the plans for the six months ended June 30, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Dollars in thousands except per share amounts)
2007
Outstanding at December 31, 2006	425,000	$9.72
Granted	97,000	16.67
Exercised	15,200	5.24
Forfeited	8,200	9.69

Outstanding at June 30, 2007	498,600	11.21	6.97	$2,640

Vested or expected to vest at June 30, 2007	479,000	9.69	6.28	2,585

Options exercisable at June 30, 2007	180,400	$6.79	5.10	$1,743

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $182,300 and $33,300, respectively.

2. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$9,195	$6,051
Charge-offs	(282)	(1,229)
Recoveries	128	357

Net charge-offs	(154)	(872)
Additional provisions	2,139	1,723
Other adjustments	62	23

Balance at end of period	$11,242	$6,925

3. Earnings per Share
     Basic and diluted earnings per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended June 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$2,165
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,837	6,166,538	$0.30
Preferred stock dividend	328
Effect of exercise of options and warrants	—	68,923
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$2,165	7,635,607	$0.28

			Per Share
Three Months Ended June 30, 2006	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,943
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,615	6,066,781	$0.27
Preferred stock dividend	328
Effect of exercise of options and warrants	—	162,569
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,943	7,629,496	$0.25

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 17,500 shares and 58,500 shares for the quarters ended June 30, 2007 and 2006, respectively.

			Per Share
Six Months Ended June 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$4,034
Cash dividends on preferred stock	(656)

Net earnings available to common shareholders	3,378	6,160,664	$0.55
Preferred stock dividend	656
Effect of exercise of options and warrants	—	70,080
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$4,034	7,630,890	$0.53

			Per Share
Six Months Ended June 30, 2006	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$3,735
Cash dividends on preferred stock	(656)

Net earnings available to common shareholders	3,079	6,066,264	$0.51
Preferred stock dividend	656
Effect of exercise of options and warrants	—	173,848
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$3,735	7,640,258	$0.49

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
     At June 30, 2007, compensation expense related to non-vested stock option grants aggregated to $1.8 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2007	$260
2008	506
2009	462
2010	341
2011	191
2012	56

Total	$1,816

     The Company uses the Black-Scholes option valuation model to determine the fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. If grants were to occur, the Company would estimate the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes. The Company has not historically paid dividends on its common stock.
     The following table summarizes the assumptions used for stock options granted for the periods presented:

	Six Months Ended June 30,
	2007	2006
Risk-free rate	4.8%	5.0%
Expected term	4 to 7 years	5 to 10 years
Expected volatility	36.04%	42.5%
5. Operation Segments
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.
     In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the Bank’s five regional banking centers which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives and professionals. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.
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
     The following table shows interest income and interest expense, which include the effect of internal funds transfer pricing, and non-interest income, non-interest expense, and net contribution to earnings before income tax expense, for each of these segments as shown in the following table for the three and six months ended June 30, 2007 and 2006. The following table also shows the assets allocated to each of these segments as of June 30, 2007 and December 31, 2006.

	Regional	Real Estate
	Banking	Industries
Three Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$7,828	$8,486	$1,047	$2,904	$20,265
Credit for funds provided	6,746	412	41	(7,199)	—

Total interest income	14,574	8,898	1,088	(4,295)	20,265

Interest expense	3,739	—	1	5,346	9,086
Charge for funds used	4,781	4,479	426	(9,686)	—

Total interest expense	8,520	4,479	427	(4,340)	9,086

Net interest income	6,054	4,419	661	45	11,179
Provision for loan losses	—	—	—	1,074	1,074

Net interest income after provision for loan losses	6,054	4,419	661	(1,029)	10,105

Non-interest income	239	113	236	186	774
Non-interest expense	2,373	652	378	3,883	7,286

Net contribution to earnings before tax expense	$3,920	$3,880	$519	$(4,726)	$3,593

	Regional	Real Estate
	Banking	Industries
Three Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$5,119	$7,565	$1,044	$2,008	$15,736
Credit for funds provided	4,802	351	45	(5,198)	—

Total interest income	9,921	7,916	1,089	(3,190)	15,736

Interest expense	2,851	1	1	3,704	6,557
Charge for funds used	3,162	3,555	390	(7,107)	—

Total interest expense	6,013	3,556	391	(3,403)	6,557

Net interest income	3,908	4,360	698	213	9,179
Provision for loan losses	—	—	—	973	973

Net interest income after provision for loan losses	3,908	4,360	698	(760)	8,206

Non-interest income	299	30	198	175	702
Non-interest expense	1,708	468	414	3,105	5,695

Net contribution to earnings before tax expense	$2,499	$3,922	$482	$(3,690)	$3,213

	Regional	Real Estate
	Banking	Industries
Six Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$14,788	$17,712	$2,055	$4,885	$39,440
Credit for funds provided	12,954	840	81	(13,875)	—

Total interest income	27,742	18,552	2,136	(8,990)	39,440

Interest expense	7,263	—	1	10,215	17,479
Charge for funds used	9,083	8,904	835	(18,822)	—

Total interest expense	16,346	8,904	836	(8,607)	17,479

Net interest income	11,396	9,648	1,300	(383)	21,961
Provision for loan losses	—	—	—	2,139	2,139

Net interest income after provision for loan losses	11,396	9,648	1,300	(2,522)	19,822

Non-interest income	523	157	360	355	1,395
Non-interest expense	4,771	1,240	780	7,525	14,316

Net contribution to earnings before tax expense	$7,148	$8,565	$880	$(9,692)	$6,901

	Regional	Real Estate
	Banking	Industries
Six Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$9,844	$14,170	$1,976	$3,708	$29,698
Credit for funds provided	9,018	659	86	(9,763)	—

Total interest income	18,862	14,829	2,062	(6,055)	29,698

Interest expense	5,291	3	2	6,648	11,944
Charge for funds used	5,893	6,660	743	(13,296)	—

Total interest expense	11,184	6,663	745	(6,648)	11,944

Net interest income	7,678	8,166	1,317	593	17,754
Provision for loan losses	—	—	—	1,723	1,723

Net interest income after provision for loan losses	7,678	8,166	1,317	(1,130)	16,031

Non-interest income	617	100	350	273	1,340
Non-interest expense	3,386	968	811	5,982	11,147

Net contribution to earnings before tax expense	$4,909	$7,298	$856	$(6,839)	$6,224

Segment assets as of:
June 30, 2007	421,855	363,536	33,898	165,994	985,283

December 31, 2006	322,610	337,548	34,345	181,259	875,762

     Note: Overhead expenses are not allocated for costs from administration departments to operating segments.

6. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115.” SFAS 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have an effect on the Company’s consolidated financial statements.
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
Overview
     We recorded net earnings of $2.2 million ($0.30 basic and $0.28 diluted earnings per share) for the second quarter of 2007 as compared to $1.9 million ($0.27 basic and $0.25 diluted earnings per share) for the second quarter of 2006. The increase in net earnings was primarily due to a $2.0 million increase in net interest income before provision for loan losses offset by a $1.6 million increase in non-interest expenses.
     For the six months ended June 30, 2007, we generated net earnings of $4.0 million ($0.55 basic and $0.53 diluted earnings per share) as compared to $3.7 million ($0.51 basic and $0.49 diluted earnings per share) for the same period of 2006. The improvement in earnings in 2007 was due primarily to a $4.2 million increase in net interest income before provision for loan loss offset by a $3.2 million increase in non-interest expenses and a $0.4 million increase in the provision for loan losses.
     Although net earnings increased during the three and six months ended June 30, 2007 as compared to the prior year, our impaired loans have increased from $6.1 million at December 31, 2006 to $26.0 million at June 30, 2007. We continue to observe slower levels of home and condominium sales and downward pressure on prices on a number of residential construction projects we have financed. Although we have not experienced further increases in impaired loans subsequent to June 30, 2007, given current market conditions, we may report elevated levels of non-accrual loans and impaired loans in future quarters.

     We continued to grow, with total assets increasing from $875.8 million at December 31, 2006 to $985.3 million at June 30, 2007. Net loans, including loans held for sale, grew from $700.5 million at December 31, 2006 to $826.7 million at June 30, 2007. Deposits grew from $716.9 million at December 31, 2006 to $802.7 million at June 30, 2007.
     Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Return on average assets (1)	0.89%	1.01%	0.87%	1.03%
Return on average shareholders’ equity (1)	23.6%	26.6%	22.5%	26.4%
Net yield on average interest earning assets (1).	4.74%	4.96%	4.86%	5.10%

(1)	Annualized
     The following table sets forth information regarding the net interest income before provision for loan losses, the provision for loan losses, non-interest expense, net earnings and net earnings per share for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Unaudited)
	(Dollars in thousands except per share amounts and percentages
Net interest income before provision for loan losses	$11,179	$9,179	21.8%	$21,961	$17,754	23.7%
Provision for loan losses	1,074	973	10.4%	2,139	1,723	24.1%
Non-interest expense	7,286	5,695	27.9%	14,316	11,147	28.4%
Net earnings	2,165	1,943	11.4%	4,034	3,735	8.0%
Earnings per common share:
Basic earnings per share	$0.30	$0.27	11.1%	$0.55	$0.51	7.8%
Diluted earnings per share	$0.28	$0.25	12.0%	$0.53	$0.49	8.2%
     The increase in net interest income before provision for loan losses in the three months and six months ended June 30, 2007, as compared to the corresponding period of 2006 occurred notwithstanding a decrease in the net interest rate spread from 4.23% and 4.37% in the three and six months of 2006 to 3.68% and 3.83% in the corresponding period of 2007. The decrease in the interest rate spread resulted from an increase in the volume of our interest bearing deposits primarily certificates of deposit. The interest rate spread was also negatively impacted by the higher rates paid on these deposits. Interest rates paid on certificates of deposits increased from 4.51% for the six months ended June 2006 to 5.15% for the six months ended June 2007. The increase in our impaired loan portfolio also impacted the interest rate spread as our yield on our loan portfolio decreased from 9.37% during the quarter ended June 2006 to 9.22% for the quarter ended June 2007. The yield on loans remained static for the six months ended June 2007 as compared to the corresponding period of 2006. The impact of the decreased interest rate spread for the six months ended June 30, 2007 was mitigated to some extent by a substantial increase in our net average interest-earning assets of $68.4 million, resulting in our net interest margin declining only 24 basis points from 5.10% for the six months ended 2006 to 4.86% for the six months ended 2007.
     The provision for loan losses increased by $0.4 million or 24.1% to $2.1 million in the first six months of 2007 as compared to the corresponding period of 2006 due to a $25.2 million increase in impaired loans and a 33.1% increase in net loans.
     Non-interest expense increased by $1.6 million, or 27.9%, to $7.3 million primarily due to increased salaries and related benefits expense and occupancy and equipment expense. Salaries and related benefits expense increased due to an increase in the number of employees in most locations and departments due to our growth. Occupancy expense increased primarily due to increased rent expense, amortization of leasehold improvements and depreciation of office furniture and equipment at most locations including the new Documentation Servicing, Central Operations and Loan Servicing Departments.

RESULTS OF OPERATIONS – Three months and six months ended June 30, 2007 and 2006
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Unaudited)
	(Dollars in thousands except per share amounts and percentages
Interest income	$20,265	$15,736	28.8%	$39,440	$29,698	32.8%
Interest expense	9,086	6,557	38.6%	17,479	11,944	46.3%
Net interest income before provision for loan losses	11,179	9,179	21.8%	21,961	17,754	23.7%
Net interest margin	4.74%	4.96%	(4.4)%	4.86%	5.10%	(4.7)%
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
     Net interest income is related to our interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond our control such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board (“FRB”).
     We recorded interest income of $20.3 million and $39.4 million for the three and six months ended June 30, 2007 as compared to $15.7 million and $29.7 million for the three and six months ended June 30, 2006. Interest expense totaled $9.1 million and $17.5 million for the three and six months ended June 30, 2007 as compared to $6.6 million and $11.9 million for the three and six months ended June 30, 2006. The increase in interest income was due to $203.8 million and $208.4 million increase in average interest earning assets in conjunction with a 0.09% and a 0.20% increase in the weighted average yield on interest earning assets for the three and six months ended June 30, 2007. The increase in interest expense was due to a $126.4 million and $140.1 million increase in average interest bearing liabilities in addition to a 0.64% and 0.74% increase in the weighted average rates paid on interest bearing liabilities for the three and six months ended June 30, 2007. The yield on loans for the three months ended June 30, 2007 was negatively impacted by 0.20% due to the reversal of $0.4 million in interest income on an $11.5 million of loans which were placed on non-accrual status during the second quarter of 2007.
     The increase in average interest earning assets and average interest bearing liabilities is a result of the Company’s continued efforts to expand all of the Bank’s Regional Banking Centers, the continued growth of all categories of loans and investments. Average loans increased 30.6% and 32.2%, respectively, to $793.5 million and $768.4 million for the three and six months ended June 30, 2007 from $607.7 million and $581.1 million for the three and six months ended June 30, 2006, with the increase occurring in all major loan categories. Average interest bearing liabilities increased 20.5% and 24.2%, respectively to $742.1 million and $718.9 million for the three and six months ended June 30, 2007 compared to $615.7 million and $578.8 million for the three and six months ended June 30, 2006.
     Our interest rate spread decreased from 4.23% during the second quarter of 2006 to 3.68% during the second quarter of 2007, and our net interest margin decreased from 4.96% during the second quarter of 2006 to 4.74% during the second quarter of 2007. The decrease in interest rate spread was due principally to the increased rate paid on our certificates of deposits (our highest costing deposits) increasing from 4.60% for the second quarter of 2006 to 5.19% for the second quarter of 2007. Average certificates of deposit grew by 35.8% to $424.5 million during the second quarter of 2007 from $312.5 million for the second quarter of 2006. Our FHLB advances also impacted our interest rate spread as average advances increased from $35.0 million during the second quarter of 2006 to $50.6 million during the second quarter of 2007. The yield on these advances also negatively impacted our interest rate spread as the average rate paid increased from 5.19% for the second quarter of 2006 to 5.39% for the second quarter of 2007. Our net interest margin continues to remain high in comparison with our interest rate spread because a significant portion of our interest earning assets are funded by non-interest bearing liabilities, preferred stock and shareholders’ equity. The decrease in our interest rate spread was mitigated to some extent by a substantial increase in our net average interest-earning assets (average interest-earning assets minus average interest-bearing deposits), which increased $77.5 million due to an increase in non-interest bearing deposits. As a result, our net interest margin decreased only from 4.96% to 4.74% in the 2007 quarter.
     The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Quarter ended June 30,
	2007			2006
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp. (1)	Earned/Paid (3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
			(Dollars in thousands)
Interest earning assets:
Federal funds sold	$57,510	$759	5.29%	$32,096	$406	5.07%
Time deposits	1,972	20	4.07%	5,273	57	4.34%
Securities	93,083	1,246	5.37%	97,231	1,081	4.46%
Loans (2)	793,548	18,240	9.22%	607,682	14,192	9.37%

Total interest earning assets	946,113	20,265	8.59%	742,282	15,736	8.50%

Non-interest earning assets	29,210			30,396

Total assets	$975,323			$772,678

Interest bearing liabilities:
Interest bearing demand deposits	$16,452	63	1.54%	$10,700	45	1.68%
Savings and money market deposits	200,330	2,090	4.18%	184,592	1,755	3.81%
Certificates of deposit	424,501	5,489	5.19%	312,492	3,582	4.60%
FHLB advances:
Short-term				5,000	62	5.01%
Long-term	50,566	679	5.39%	30,000	391	5.23%
Securities sold under repurchase agreements	22,386	253	4.53%	50,227	344	2.75%
Junior subordinated debentures	27,837	512	7.38%	22,682	378	6.68%

Total interest bearing liabilities	742,072	9,086	4.91%	615,693	6,557	4.27%

Non-interest bearing liabilities	177,379			108,665

Total liabilities	919,451			724,358
Redeemable preferred stock and shareholders’ equity	55,872			48,320

Total liabilities and shareholders’ equity	$975,323			$772,678

Net interest income		$11,179			$9,179

Interest rate spread			3.68%			4.23%
Net interest margin			4.74%			4.96%

(1)	Interest income on loans includes loan fees of $1.2 million in 2007 and $0.9 million in 2006.

(2)	Loans include nonaccrual loans.

(3)	Annualized

	Six Months Ended June 30,
	2007			2006
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp. (1)	Earned/Paid (3)	Balance	Inc./Exp. (1)	Earned/Paid (3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$45,198	$1,167	5.21%	$26,731	$642	4.85%
Time deposits	2,019	39	3.90%	6,549	131	4.04%
Securities	94,886	2,489	5.29%	87,719	1,905	4.38%
Loans (2)	768,416	35,745	9.38%	581,078	27,020	9.38%

Total interest earning assets	910,519	39,440	8.73%	702,077	29,698	8.53%

Non-interest earning assets	29,828			29,700

Total assets	$940,347			$731,777

Interest bearing liabilities:
Interest bearing demand deposits	$15,276	117	1.54%	$9,908	83	1.68%
Savings and money market deposits	198,162	4,141	4.21%	176,926	3,296	3.76%
Certificates of deposit	406,020	10,371	5.15%	288,298	6,446	4.51%
FHLB advances:
Short-term	—	—	—	5,000	118	4.75%
Long-term	50,292	1,357	5.44%	29,881	697	4.71%
Securities sold under repurchase agreements	21,320	473	4.47%	48,728	626	2.59%
Junior subordinated debentures	27,837	1,020	7.39%	20,104	678	6.80%

Total interest bearing liabilities	718,907	17,479	4.90%	578,845	11,944	4.16%

Non-interest bearing liabilities	166,192			105,408

Total liabilities	885,099			684,253
Redeemable preferred stock and shareholders’ equity	55,248			47,524

Total liabilities and shareholders’ equity	$940,347			$731,777

Net interest income		$21,961			$17,754

Interest rate spread			3.83%			4.37%
Net interest margin			4.86%			5.10%

(1)	Interest income on loans includes loan fees of $2.5 million in 2007 and $2.1 million in 2006.

(2)	Loans include nonaccrual loans.

(3)	Annualized

     The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN INTEREST INCOME

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
	Volume	Rate	Net Change	Volume	Rate	Net Change
			(Dollars in thousands)
Interest income:
Federal funds sold	$335	$18	$353	$474	$51	$525
Time deposits	(34)	(3)	(37)	(89)	(3)	(92)
Securities	(48)	213	165	165	419	584
Loans	4,276	(228)	4,048	8,715	10	8,725

Total interest earning assets	4,529	—	4,529	9,265	477	9,742

Interest expense:
Interest bearing demand	22	(4)	18	42	(8)	34
Savings and money market	156	178	334	420	425	845
Certificates of deposit	1,405	503	1,908	2,910	1,015	3,925
FHLB advances:
Short-term	(62)	—	(62)	(118)	—	(118)
Long-term	276	12	288	537	123	660
Securities sold under agreements to repurchase	(247)	156	(91)	(464)	311	(153)
Junior subordinated debentures	91	43	134	279	63	342

Total interest bearing liabilities	1,641	888	2,529	3,606	1,929	5,535

Net interest income	$2,888	$(888)	$2,000	$5,659	$(1,452)	$4,207

Provision for Loan Losses
     We made provisions for loan losses of $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2007 as compared to provisions of $1.0 million and $1.7 million for the comparable period of 2006. These increases were attributable to an 33.1% increase in net loans and a $25.2 million increase in impaired loans for the six months ended June 30, 2007 as compared to the same period in 2006. We continue to observe slower levels of home and condominium sales and downward pressure on prices on a number of residential construction projects we have financed. Although we have not experienced further increases in impaired loans subsequent to June 30, 2007, given current market conditions, we may report elevated levels of impaired loans for the next several quarters.
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
     The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are ostensibly beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the Allowance. Although we believe that we employ an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through changes to the provision for loan losses.

Non-Interest Income
     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased by 10.3% for the quarter ended June 30, 2007 as compared to the same period in 2006 primarily due to an increase in net gains on sales of loans. Non-interest income remained relatively unchanged for the six months ended June 30, 2007. Although net gains on sales of loans increased by 25.5% for the six months ended June 30, 2007, this increase was offset by a decrease in loan broker fee income of 35.5%. The amount of gains from sales of loans and loan broker fees in any period is dependent upon the number of loans we can originate, which in turn depends upon market conditions, interest rates, borrower and investor demand, and the availability SBA loan programs. Thus, these gains and fees can vary substantially from period to period, and gains and fees in any period are not indicative of gains and fees to be expected in any subsequent period.
     The following table identifies the components of and the percentage changes for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands except per share amounts and percentages
Service charges	$281	$267	5.2%	$567	$548	3.5%
Gain on sale of loans, net	184	101	82.2%	236	188	25.5%
Loan broker fee income	47	122	(61.5)%	129	200	(35.5)%
Other	262	212	23.6%	463	404	14.6%

Total	$774	$702	10.3%	$1,395	$1,340	4.1%

Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands except per share amounts and percentages
Salaries and related benefits	$4,239	$3,046	39.2%	$8,412	$6,045	39.2%
Occupancy and equipment	935	696	34.3%	1,880	1,405	33.8%
Professional fees	419	443	(5.4)%	707	720	(1.8)%
Data processing	220	238	(7.6)%	431	450	(4.2)%
Other	1,473	1,272	15.8%	2,886	2,527	14.2%

Total	$7,286	$5,695	27.9%	$14,316	$11,147	28.4%

     Salaries and related benefits expense increased by 39.2% for the three and six months ended June 30, 2007. This increase was due primarily to an increase in the number of employees due to growth. The increase in the size and profitability of the Company also resulted in an increase in incentive accruals. At June 30, 2007, we employed 148 full-time employees, compared with 115 full-time employees at June 30, 2006.
     Occupancy and equipment expenses increased by 34.3% and 33.8% for the three and six months ended June 30, 2007. This increase was due to increased rent expense and the depreciation of office furniture and equipment at all locations including the new Documentation Servicing, Central Operations and Loan Servicing Departments.
     Other non-interest expense increased by 15.8% and 14.2% for the three months and six months ended June 30, 2007 due to an increase in business and entertainment expense and other personnel costs. The increase in these expenses was primarily due to the growth of the Company.

FINANCIAL CONDITION
Regulatory Capital
     At June 30, 2007, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $84.6 million and $83.7 million, respectively. Our regulatory capital increased since December 31, 2006 as a result of net earnings. At June 30, 2007, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.
REGULATORY CAPITAL
June 30, 2007

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$95,736	10.78%	$71,080	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$84,645	9.53%	$35,540	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$84,645	8.69%	$38,973	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$94,762	10.68%	$70,971	>=8.0%	$88,714	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$83,671	9.43%	$35,486	>=4.0%	$53,229	>=6.0%
Tier 1 Capital (to average assets)	$83,671	8.59%	$38,973	>=4.0%	$48,716	>=5.0%
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
     Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with preferred stock and shareholders’ equity, provided 83% and 84%, respectively, of our funding as a percentage of average total assets during the six months ended June 30, 2007 and 2006.
     Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of June 30, 2007, we had $70.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

     We also have liquidity as a net seller of overnight funds. During the six months ended June 30, 2007, we had an average balance of $45.2 million in overnight funds sold representing 5% of total average assets.
     In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $22.3 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.36% at June 30, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2007 increased by $0.8 million as compared to the same period in 2006 primarily due to an increase in the origination of loans held for sale in the period.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2007 increased by $29.7 million as compared to the same period in 2006 primarily due to an increase in the proceeds from the maturities of investment securities offset somewhat by an increase in the purchase of investment securities.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007 decreased by $28.1 million as compared to the same period in 2006 primarily due to a decrease in demand deposits and other deposit accounts increasing at a lower rate compared to 2006.
Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
		(Dollars in thousands)
Time deposits maturing:
Within one year	909	3.77%	2,262	4.35%
After one year but within five years	298	5.73%	294	4.41%

Total time deposits	$1,207	4.26%	$2,556	4.36%

     The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended June 30, 2007 or 2006.

INVESTMENT SECURITIES

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$4,020	4.20%	$16,018	3.99%
After one year but within five years	29,464	5.46%	31,484	5.37%
After five years	—	—	—	—
Collateralized mortgage obligations and mortgage-backed securities	67,133	5.26%	57,125	4.94%

Total investment securities	$100,617	5.27%	$104,627	4.92%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2007, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At June 30, 2007, securities with an amortized cost of $40.0 million were pledged to secure structured repurchase agreements, a letter of credit and various FHLB advances and a discount line at the FRB. At June 30, 2006, securities with an amortized cost of $64.4 million were pledged to secure repurchase agreements with one of the Bank’s depositors and to secure a discount line at the Federal Reserve.
     The amortized cost and estimated fair values of securities held to maturity at the date indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
June 30, 2007
U.S. Agency securities	$25,449	$—	$(65)	$25,384
Corporate bonds	8,035	—	(108)	7,927
Collateralized mortgage obligations and mortgage-backed securities:	67,133	268	(522)	66,879

	$100,617	$268	$(695)	$100,190

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2006
U.S. Agency securities	$37,927	$16	$(88)	$37,855
Corporate bonds	9,575	—	(186)	9,389
Collateralized mortgage obligations and mortgage-backed securities	57,125	206	(422)	56,909

	$104,627	$222	$(696)	$104,153

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 are summarized as follows:

UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
U.S. Agency securities	$18,407	$46	$1,977	$19	$20,384	$65
Corporate bonds	—	—	7,927	108	7,927	108
Collateralized mortgage obligations and mortgage-backed securities	31,911	196	15,359	326	47,270	522

	$50,318	$242	$25,263	$453	$75,581	$695

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
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at June 30, 2007. Because these securities mature within the next two years, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at June 30, 2007 or 2006.
     Additionally, at June 30, 2007, approximately 50% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of June 30, 2007 and, therefore, we do not consider these investments to be other than temporarily impaired.
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
     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	June 30, 2007		December 31, 2006
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$226,440	28.7%	$203,984	28.6%
Construction loans	283,656	36.0	260,805	36.6
Real estate loans	268,472	34.0	241,734	33.9
Other loans	10,029	1.3	6,062	0.9

	788,597	100.0%	712,585	100.0%

Less – Deferred loan fees, net	(2,286)		(3,201)
Less – Allowance for loan losses	(11,242)		(9,195)

Net loans	$775,069		$700,189

     At June 30, 2007, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $163.4 million, representing 20.7% of our loan portfolio, and additional commitments for these projects in the amount of $59.4 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.
     At June 30, 2007 and December 31, 2006, qualifying loans with an outstanding balance of $324.5 and $228.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at June 30, 2007 excluding loans held for sale:
LOAN MATURITIES

	At June 30, 2007
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$128,998	$79,163	$18,279	$226,440
Construction loans	251,672	31,984	—	283,656
Real estate loans	38,236	101,278	128,958	268,472
Other loans	3,894	6,093	42	10,029

	$422,800	$218,518	$147,279	$788,597

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
     The following table sets forth information about non-performing assets at the dates indicated:
NON-PERFORMING ASSETS

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$22,930	$5,864
Accruing loans past due 90 days or more	3,037	241
Troubled debt restructuring	—	—
Other real estate owned	—	—

Balance at end of period	$25,967	$6,105

     Nonperforming assets increased from $6.1 million at December 31, 2006 to $26.0 million at June 30, 2007. The non-accrual loans at June 30, 2007 primarily represent an $8.3 million construction loan for eleven single family homes in Nevada, a $4.4 million secured revolving line of credit, a $2.6 million land loan in Southern California and a $2.2 million construction loan for a single family residence in Southern California. The $8.3 construction loan is six months past due at June 30, 2007 due to slow home sales in this market. The $4.4 million revolving line of credit is 60 days past due at June 30, 2007. The $2.6 million land loan is 90 days past due at June 30, 2007 due to slow home sales in this market. The $2.2 million construction loan is also 90 days past due because of various construction issues. The accruing loans past due 90 days or more primarily represents a construction loan $2.9 million to a borrower for the construction of a nine unit condominium in Southern California. This loan was paid off subsequent to June 30, 2007.

     We continue to observe slower levels of home and condominium sales and downward pressure on prices on a number of residential construction projects we have financed. Although we have not experienced further increases in impaired loans subsequent to June 30, 2007, given current market conditions, we may report elevated levels of impaired loans for the next several quarters. We will closely monitor these loans and the related collateral. In addition, we believe that we employ an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios. A severe deterioration in home prices could have an adverse impact on our portfolio and result in significant changes to the loan loss reserve.
     Cash collections on non-performing loans totaled $1.9 million during the six months ended June 30, 2007 of which $1.8 million was applied to principal and $0.1 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $1,193,900 and $76,700 for the six months ended June 30, 2007 and 2006, respectively.
Impaired Loans
     An impaired loan is a loan which management determines is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans can include non-performing loans, although not all impaired loans will be non-performing loans.
     We determine impaired loans by a periodic evaluation on an individual loan basis. At June 30, 2007 and December 31, 2006, we had classified $25.8 million and $6.1 million, respectively, of our loans as impaired for which a reserve of $3.3 million and $0.6 million, respectively, were assigned. Impaired loans at June 30, 2007 include all of the aforementioned nonaccrual construction loans and the secured revolving line of credit discussed under “Non-performing Assets.”
Changes in Allowance for Loan Losses
     See “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for discussion regarding changes in the Allowance for Loan Losses.
Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2007, we had undisbursed loan commitments of $245.2 million.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2007, we had outstanding standby letters of credit with a potential $80.6 million of obligations maturing at various dates through 2013.
Deposits
     Total deposits increased from $716.9 million at December 31, 2006 to $802.7 million at June 30, 2007. This increase was primarily due to a $21.8 million increase in savings and money market deposits and a $62.4 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan portfolio and to increase our liquidity.

     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
		(Dollars in thousands)
Regional Bank Centers	$499,809	62.3%	$443,725	61.9%
Money desk	98,343	12.3	74,802	10.4
Brokered	163,047	20.3	162,449	22.7
Internet	41,469	5.1	35,892	5.0

Total	$802,668	100.0%	$716,868	100.0%

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
     We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at June 30, 2007 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear relatively higher interest rates. Further, the deposits obtained through this broker as of June 30, 2007 mature at various times through September 2011, and thus such discontinuation would not likely result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.
     For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At June 30, 2007, these entities had provided us an aggregate of $42.0 million of deposits; and during 2007 the maximum average amount of funds provided by these entities at any date was $48.0 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $75 million letter of credit from the FHLB of San Francisco. We monitor this relationship closely, and while we have no reason to believe the customer presently intends to significantly reduce or terminate the relationship, we have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.
     In recent years, the interest rates on certificates of deposit obtained through deposit brokers generally have been lower than the interest rates then offered to local customers for certificates of deposit with comparable maturities. We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty some smaller banks have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.
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

     The aggregate amount of the certificates of deposit in denominations of $100,000 or more at June 30, 2007 was approximately $269.9 million. Interest expense on such deposits was approximately $6.6 million for the six months ended June 30, 2007.
     The approximate scheduled maturities of certificates of deposit at June 30, 2007 was as follows:
MATURITIES OF CERTIFICATES OF DEPOSIT

Maturities	Amount(1)
(Dollars in thousands)
Six months or less	$35,414
Over three and through twelve months	139,573
Over twelve months	226,559

Total	$401,546

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At June 30, 2006, we had $50.0 million of long-term debt and $20.0 million of short-term advances from the FHLB which, along with the aforementioned $75 million letter of credit, were collateralized by certain qualifying loans with a carrying value of $324.5 million. These advances bear interest at the rates noted below. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity. At June 30, 2007, we had $45.3 million of borrowing availability at the FHLB.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of June 30, 2007:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
$10,000	Fixed at 5.48%	July 2007
10,000	Fixed at 5.35%	July 2007
10,000	Fixed at 5.31%	August 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
10,000	Prime minus 2.80%	December 2009
10,000	Prime minus 2.74%	January 2010

$70,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.81% at June 30, 2007).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.26% at June 30, 2007).

     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.86% at June 30, 2007).
     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     Securities Sold Under Agreements to Repurchase. In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $22.3 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.36% at June 30, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.
     Subsequent event. In July 2007, we entered into an agreement with General Electric Capital Corporation (G.E. Capital) whereby we sold a 99% participation ownership interest in various real estate loans with an aggregate principal amount of $52.1 million. We will continue to service these loans and will receive a monthly servicing fee. Any losses with respect to these loans will be shared between us and G.E. Capital based on our pro-rata interest in the loans. The Bank recorded a pre-tax gain of $0.7 million related to the sale of these loans.
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

     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:
RATE SENSITIVITY
June 30, 2007

		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
		(Dollars in thousands)
Assets
Federal funds sold	$17,155	$—	$—	$—	$17,155
Time deposits with other financial institutions	806	103	298	—	1,207
Securities held to maturity	2,006	7,002	24,476	67,133	100,617
Loans, gross	489,050	70,265	215,734	62,851	837,900

Total rate-sensitive assets	$509,017	$77,370	$240,508	$129,984	$956,879

Liabilities:
Interest bearing demand deposits	$17,803	$—	$—	$—	$17,803
Savings and money market	205,503	—	—	—	205,503
Certificates of deposit	60,762	139,573	225,149	—	425,484
FHLB advances	60,000	—	10,000	—	70,000
Restructured repurchase agreement	22,099	—	—	—	22,099
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$394,004	$139,573	$235,149	$—	$768,726

Interval Gaps:
Interest rate sensitivity gap	$115,013	$(62,203)	$5,359	$129,984	$188,153

Rate sensitive assets to rate sensitive liabilities	129.2%	55.4%	102.3%	N/A	124.5%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$115,013	$52,810	$58,169	$188,153	$188,153

Rate sensitive assets to rate sensitive liabilities	129.2%	109.9%	107.6%	124.5%	124.5%

% of rate sensitive assets in period	53.2%	61.3%	86.4%	100.0%	N/A

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As of June 30, 2007, we were not involved in any litigation other than routine litigation incidental to our business.
ITEM 1A. RISK FACTORS
     There were no material changes in our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities for the quarter ended June 30, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities as of June 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our Annual Meeting of Shareholders was held on May 25, 2007. Set forth below are the matters voted on by shareholders at the Annual Meeting and the results of the voting.
(1)	Election of Directors. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

Name	Votes For	Withheld
Michael L. Abrams	5,744,119	26,504
Robert H. Bothner	5,732,719	37,904
Lyn S. Caron	5,744,119	26,504
Blair A. Contratto	5,744,119	26,504
Willie D. Davis	5,744,119	26,504
Daniel T. Jackson	5,744,119	26,504
Curtis S. Reis	5,744,119	26,504
D. Gregory Scott	5,744,119	26,504
Andrew A. Talley	5,744,119	26,504
Robert H. Thompson	5,744,119	26,504
(2)	Ratification of Independent Public Accountants. The shareholders ratified the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for fiscal 2007 by the following vote

Votes For	Votes Against	Abstain
5,659,372	368	110,883
ITEM 5. OTHER INFORMATION
     There was no other information to report as of June 30, 2007.

ITEM 6. EXHIBITS
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated August 10, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 10, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2007	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBITS	DESCRIPTION

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated August 10, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 10, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.