Form 10-Q
period 2007-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2007-11-14
CIK 1140472

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
6,172,879 shares of Common Stock as of October 31, 2007

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$21,049	$18,732
Federal funds sold	45,645	28,810

Total cash and cash equivalents	66,694	47,542
Time deposits with other financial institutions	1,471	2,556
Securities held to maturity, fair market value $104,062 at September 30, 2007; $104,153 at December 31, 2006	104,367	104,627
Loans held for sale	—	305
Loans, net of the allowance for loan losses of $11,062 at September 30, 2007; $9,195 at December 31, 2006	830,332	700,189
Equipment and leasehold improvements, net	4,925	4,286
Accrued interest receivable and other assets	17,001	16,257

Total assets	$1,024,790	$875,762

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$148,531	$157,265
Interest bearing:
Demand	20,554	12,817
Savings and money market	212,137	183,692
Certificates of deposit	460,624	363,094

Total deposits	841,846	716,868
Accrued interest payable and other liabilities	5,121	7,774
Securities sold under agreements to repurchase	31,096	20,000
FHLB advances	60,000	50,000
Junior subordinated debentures	27,837	27,837

Total liabilities	965,900	822,479

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized - 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding - 733,050 shares at September 30, 2007 and December 31, 2006	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding - 667,096 shares at September 30, 2007 and December 31, 2006	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares; Outstanding - 6,171,879 shares at September 30, 2007 and 6,151,679 shares at December 31, 2006	6,712	6,600
Additional Paid in Capital	957	502
Undivided profits	32,205	27,165

Total shareholders’ equity	39,874	34,267

Total liabilities, redeemable preferred stock and shareholders’ equity	$1,024,790	$875,762

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands except earnings per share)
Interest Income:
Interest and fees on loans	$18,398	$15,925	$54,143	$42,945
Interest on time deposits with other financial institutions	14	26	53	157
Interest on securities held to maturity	1,383	1,168	3,872	3,073
Interest on federal funds sold	489	382	1,656	1,024

Total interest income	20,284	17,501	59,724	47,199

Interest Expense:
Interest on deposits	8,042	5,938	22,671	15,763
Interest on FHLB advances	762	576	2,119	1,391
Interest on securities sold under repurchase agreements	271	370	744	996
Interest on junior subordinated debentures	522	518	1,542	1,196

Total interest expense	9,597	7,402	27,076	19,346

Net interest income	10,687	10,099	32,648	27,853
Provision for Loan Losses	1,060	1,090	3,199	2,813

Net interest income after provision for loan losses	9,627	9,009	29,449	25,040

Non-Interest Income	1,462	716	2,857	2,056

Non-Interest Expense:
Salaries and related benefits	4,588	3,426	13,000	9,471
Occupancy and equipment expenses	932	781	2,812	2,186
Professional fees	415	475	1,122	1,195
Data processing	186	203	617	653
Other operating expense	1,379	1,300	4,265	3,827

Total non-interest expense	7,500	6,185	21,816	17,332

Earnings Before Income Tax Expense	3,589	3,540	10,490	9,764
Income tax expense	1,599	1,470	4,466	3,959

Net Earnings	$1,990	$2,070	$6,024	$5,805

Earnings per Common Share:
Basic earnings per share	$0.27	$0.29	$0.82	$0.79
Diluted earnings per share	$0.26	$0.27	$0.79	$0.76
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$6,024	$5,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	36	207
Depreciation and amortization	1,039	857
Provision for loan losses	3,199	2,813
Compensation expense on stock options	337	260
Excess tax benefit from share based payment arrangements	(118)	—
Net gains on sales of loans held for sale	(1,008)	(357)
Proceeds from sales of loans held for sale	65,015	22,259
Originations of loans held for sale	(63,702)	(24,057)
(Increase) decrease in accrued interest receivable and other assets	901	(1,367)
Increase (decrease) in accrued interest payable and other liabilities	(2,653)	1,810

Net cash provided by operating activities	9,070	8,230

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	1,085	5,869
Loans	(134,442)	(112,919)
Purchase of equipment and leasehold improvements	(1,678)	(780)
Purchase of FHLB stock	(427)	(29)
Purchase of securities held to maturity	(47,877)	(41,798)
Proceeds from maturities of securities held to maturity	48,101	11,540
Investment in statutory trust	—	(310)

Net cash used in investing activities	(135,238)	(138,427)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(8,734)	51,400
Interest bearing demand deposits	7,737	(434)
Savings and money market deposits	28,445	51,582
Certificates of deposit	97,530	73,240
Excess tax benefit from share based payment arrangements	118	(36)
Proceeds from issuance of junior subordinated debentures	—	10,310
Increase in FHLB Advances	10,000	10,000
Increase (decrease) in securities sold under agreements to repurchase	11,096	(41,134)
Proceeds from stock options exercised	112	76
Dividends paid on preferred stock	(984)	(984)

Net cash provided by financing activities	145,320	154,020

Net Increase (decrease) in Cash and Cash Equivalents	(19,152)	23,823
Cash and Cash Equivalents, Beginning of Period	47,542	30,149

Cash and Cash Equivalents, End of Period	$66,694	$53,972

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer from loans to Other Real Estate Owned	$1,100	—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$25,775	$18,230
Income taxes	5,922	4,616
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2005	6,066	$6,406	—	$20,470	$26,876
Stock options exercised	32	76	—	—	76
Dividends paid on preferred stock	—	—	—	(984)	(984)
Compensation expense on stock options	—	—	—	260	260
Net earnings	—	—	—	5,805	5,805

Balance, September 30, 2006	6,098	$6,482	—	$25,551	$32,033

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	20	112		—	112
Dividends paid on preferred stock	—	—		(984)	(984)
Tax benefit on non-qualified stock options	—	—	118	—	118
Compensation expense on stock options	—	—	337	—	337
Net earnings	—	—	—	6,024	6,024

Balance, September 30, 2007	6,172	$6,712	$957	$32,205	$39,874

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
1. Nature of Business and Significant Accounting Policies
     Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007.
     The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company which was incorporated in February 2000 in the State of California. The Bank is a California-chartered bank that commenced operations in 1980. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries. Bancshares has three other subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II and Alliance Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005 and 2006, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the Trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $837,000 in other assets.
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

     Other Real Estate Owned
     Other real estate owned represents real estate acquired through foreclosure and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. At September 30, 2007, there was one property in other real estate owned for $1.1 million. There was no other real estate owned at December 31, 2006.
     Equity Compensation Plans
     The Company has two stock-based equity compensation plans, which are described more fully in Note 4.
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock based awards for the periods prior to January 1, 2006 as all awards (consisting only of stock options) granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $118,000 resulting from exercise of non-qualified stock options or from disqualifying dispositions of shares acquired upon exercise of incentive stock options for the nine months ended September 30, 2007.
     The following table summarizes the stock option activity under the plans for the nine months ended September 30, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Dollars in thousands except per share amounts)
2007
Outstanding at December 31, 2006	425,000	$9.72
Granted	97,000	16.67
Exercised	20,200	5.61
Forfeited	8,200	9.69

Outstanding at September 30, 2007	493,600	11.26	6.78	$1,142

Vested or expected to vest at September 30, 2007	474,728	9.75	6.05	1,130

Options exercisable at September 30, 2007	187,000	6.77	4.88	958

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $205,000 and $419,000, respectively.
2. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$9,195	$6,051
Charge-offs	(1,643)	(1,229)
Recoveries	166	369

Net charge-offs	(1,477)	(860)
Additional provisions	3,199	2,813
Other adjustments	145	138

Balance at end of period	$11,062	$8,142

3. Earnings per Share
     Basic and diluted earnings per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended September 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,990
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,662	6,169,488	$0.27
Preferred stock dividend	328
Effect of exercise of options and warrants	—	87,774
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,990	7,657,408	$0.26

			Per Share
Three Months Ended September 30, 2006	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$2,070
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,742	6,082,853	$0.29
Preferred stock dividend	328
Effect of exercise of options and warrants	—	226,096
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$2,070	7,709,095	$0.27

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 225,000 shares and 104,500 shares for the quarters ended September 30, 2007 and 2006, respectively.

			Per Share
Nine Months Ended September 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$6,024
Cash dividends on preferred stock	(984)

Net earnings available to common shareholders	5,040	6,163,637	$0.82
Preferred stock dividend	984
Effect of exercise of options and warrants	—	83,542
Effect of conversion of Series A preferred stock	—	733,050

Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$6,024	7,647,326	$0.79

			Per Share
Nine Months Ended September 30, 2006	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$5,805
Cash dividends on preferred stock	(984)

Net earnings available to common shareholders	4,821	6,071,854	$0.79
Preferred stock dividend	984
Effect of exercise of options and warrants	—	208,073
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$5,805	7,680,073	$0.76

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
     At September 30, 2007, compensation expense related to non-vested stock option grants aggregated to $1.7 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2007	$132
2008	512
2009	467
2010	346
2011	195
2012	34

Total	$1,686

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
     The following table summarizes the assumptions used for stock options granted for the periods presented:

	Nine Months Ended September 30,
	2007	2006
Risk-free rate	4.8%	5.0%
Expected term	6.25 years	6.21 years
Expected volatility	36.0%	42.5%
5. Operation Segments
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.
     In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the

Bank’s five regional banking centers which provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives and professionals. The Real Estate Industries Division is comprised of real estate lending, including commercial real estate loans and construction loans for commercial, multi-family and residential properties. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.
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
     The following table shows interest income and interest expense, which include the effect of internal funds transfer pricing, and non-interest income, non-interest expense, and net contribution to earnings before income tax expense, for each of these segments as shown in the following table for the three and nine months ended September 30, 2007 and 2006. The following table also shows the assets allocated to each of these segments as of September 30, 2007 and December 31, 2006.

	Regional	Real Estate
	Banking	Industries
Three Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$8,181	$8,478	$1,061	$2,564	$20,284
Credit for funds provided	7,056	425	45	(7,526)	—

Total interest income	15,237	8,903	1,106	(4,962)	20,284

Interest expense	4,155	—	6	5,436	9,597
Charge for funds used	5,258	4,471	455	(10,184)	—

Total interest expense	9,413	4,471	461	(4,748)	9,597

Net interest income	5,824	4,432	645	(214)	10,687
Provision for loan losses	—	—	—	1,060	1,060

Net interest income after provision for loan losses	5,824	4,432	645	(1,274)	9,627

Non-interest income	194	205	135	928	1,462
Non-interest expense	2,756	704	344	3,696	7,500

Net contribution to earnings before tax expense	$3,262	$3,933	$436	$(4,042)	$3,589

	Regional	Real Estate
	Banking	Industries
Three Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$6,021	$8,342	$1,032	$2,106	$17,501
Credit for funds provided	5,440	405	46	(5,891)	—

Total interest income	11,461	8,747	1,078	(3,785)	17,501

Interest expense	3,266	1	—	4,135	7,402
Charge for funds used	3,579	3,912	398	(7,889)	—

Total interest expense	6,845	3,913	398	(3,754)	7,402

Net interest income	4,616	4,834	680	(31)	10,099
Provision for loan losses	—	—	—	1,090	1,090

Net interest income after provision for loan losses	4,616	4,834	680	(1,121)	9,009

Non-interest income	252	7	295	162	716
Non-interest expense	1,968	505	327	3,385	6,185

Net contribution to earnings before tax expense	$2,900	$4,336	$648	$(4,344)	$3,540

	Regional	Real Estate
	Banking	Industries
Nine Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$22,969	$26,190	$3,116	$7,449	$59,724
Credit for funds provided	20,010	1,265	126	(21,401)	—

Total interest income	42,979	27,455	3,242	(13,952)	59,724

Interest expense	11,418	—	1	15,657	27,076
Charge for funds used	14,341	13,375	1,290	(29,006)	—

Total interest expense	25,759	13,375	1,291	(13,349)	27,076

Net interest income	17,220	14,080	1,951	(603)	32,648
Provision for loan losses	—	—	—	3,199	3,199

Net interest income after provision for loan losses	17,220	14,080	1,951	(3,802)	29,449

Non-interest income	717	362	495	1,283	2,857
Non-interest expense	7,527	1,944	1,124	11,221	21,816

Net contribution to earnings before tax expense	$10,410	$12,498	$1,322	$(13,740)	$10,490

	Regional	Real Estate
	Banking	Industries
Nine Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2006
Interest income	$15,865	$22,512	$3,008	$5,814	$47,199
Credit for funds provided	14,458	1,064	132	(15,654)	—

Total interest income	30,323	23,576	3,140	(9,840)	47,199

Interest expense	8,557	4	2	10,783	19,346
Charge for funds used	9,472	10,572	1,141	(21,185)	—

Total interest expense	18,029	10,576	1,143	(10,402)	19,346

Net interest income	12,294	13,000	1,997	562	27,853
Provision for loan losses	—	—	—	2,813	2,813

Net interest income after provision for loan losses	12,294	13,000	1,997	(2,251)	25,040

Non-interest income	869	107	645	435	2,056
Non-interest expense	5,354	1,473	1,138	9,367	17,332

Net contribution to earnings before tax expense	$7,809	$11,634	$1,504	$(11,183)	$9,764

Segment assets as of:
September 30, 2007	436,398	349,437	32,705	206,250	1,024,790

December 31, 2006	322,610	337,548	34,345	181,259	875,762

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
Overview
     We recorded net earnings of $2.0 million ($0.27 basic and $0.26 diluted earnings per share) for the third quarter of 2007 as compared to $2.1 million ($0.29 basic and $0.27 diluted earnings per share) for the third quarter of 2006. The decrease in net earnings was primarily due to a $1.3 million increase in non-interest expenses offset by a $0.6 million increase in net interest income before provision for loan losses.
     For the nine months ended September 30, 2007, we generated net earnings of $6.0 million ($0.82 basic and $0.79 diluted earnings per share) as compared to $5.8 million ($0.79 basic and $0.76 diluted earnings per share) for the same period of 2006. The improvement in earnings in 2007 was due primarily to a $4.8 million increase in net interest income before provision for loan loss offset by a $4.5 million increase in non-interest expenses and a $0.4 million increase in the provision for loan losses.
     Although net earnings remained relatively unchanged during the three months ended September 30, 2007 as compared to the corresponding period in the previous year and increased slightly during the nine months ended September 30, 2007 as compared to the prior year, our non-performing assets have increased from $6.1 million at December 31, 2006 to $18.9 million at September 30, 2007. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our residential construction loan borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at somewhat elevated levels well into 2008 as compared to the recent past.
     We continued to grow, with total assets increasing from $875.8 million at December 31, 2006 to $1,024.8 million at September 30, 2007. Net loans, grew from $700.5 million at December 31, 2006 to $830.3 million at September 30, 2007. Deposits grew from $716.9 million at December 31, 2006 to $841.8 million at September 30, 2007.
     Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Return on average assets (1)	0.80%	1.01%	0.84%	1.02%
Return on average shareholders’ equity (1)	20.2%	26.2%	21.6%	26.3%
Net yield on average interest earning assets (1)	4.43%	5.10%	4.71%	5.10%

(1)	Annualized

     The following table sets forth information regarding the net interest income before provision for loan losses, the provision for loan losses, non-interest expense, net earnings and net earnings per share for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Unaudited)
	(Dollars in thousands except per share amounts)
Net interest income before provision for loan losses	$10,687	$10,099	5.8%	$32,648	$27,853	17.2%
Provision for loan losses	1,060	1,090	(2.8)%	3,199	2,813	13.7%
Non-interest expense	7,500	6,185	21.3%	21,816	17,332	25.9%
Net earnings	1,990	2,070	(3.9)%	6,024	5,805	3.8%
Earnings per common share:
Basic earnings per share	$0.27	$0.29	(6.9)%	$0.82	$0.79	3.8%
Diluted earnings per share	$0.26	$0.27	(3.7)%	$0.79	$0.76	3.9%
     The increases in net interest income before provision for loan losses in the three months and nine months ended September 30, 2007, as compared to the corresponding period of 2006, occurred because of increases of $170.0 million and $195.6 million, respectively, in average interest earnings assets during the three and nine months ended September 30, 2007 and increases of $29.8 million and $55.5 million in net average interest earnings assets in the same periods. The increase in net interest income occurred notwithstanding a decrease in the net interest rate spread from 4.22% and 4.32% in the three and nine months of 2006 to 3.52% and 3.72% in the corresponding period of 2007. The decrease in the interest rate spread resulted from a decrease in the weighted average yields on interest earning assets of 0.41% and 0.02%, respectively, during the three and nine months ended September 30, 2007 and an increase in the weighted average cost of interest bearing liabilities of 0.29% and 0.58% during the same periods. Our net interest margin declined less than our interest rate spread because of the increase in our net interest earning assets.
     The provision for loan losses increased by $0.4 million or 13.7% to $3.2 million in the first nine months of 2007 as compared to the corresponding period of 2006 due to a $16.2 million increase in non- performing assets, a 26.3% increase in net loans and the growing housing slump in Southern California. We have curtailed originating new residential construction loans, and expect that residential construction loans will constitute a declining percentage of our loan portfolio for the foreseeable future. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our residential construction loan borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at somewhat elevated levels well into 2008 as compared to the recent past.
     Non-interest expense increased by $1.3 million, or 21.3%, to $7.5 million for the three months ended September 2007 and $4.5 million, or 25.9%, to $21.8 million for the nine months ended September 30, 2007 primarily due to increased salaries and related benefits expense and the opening of our Westside Regional Banking Center. Salaries and related benefits expense increased due to an increase in the number of employees in most locations and departments due to our growth. The opening of the Westside Regional Banking Center also resulted in increased rent expense, amortization of leasehold improvements and depreciation of office furniture and equipment.

RESULTS OF OPERATIONS — Three months and nine months ended September 30, 2007 and 2006
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$20,284	$17,501	15.9%	$59,724	$47,199	26.5%
Interest expense	9,597	7,402	29.7%	27,076	19,346	40.0%
Net interest income before provision for loan losses	10,687	10,099	5.8%	32,648	27,853	17.2%
Net interest margin	4.43%	5.10%	(13.1)%	4.71%	5.10%	(7.7)%
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
     We recorded interest income of $20.3 million and $59.7 million for the three and nine months ended September 30, 2007 as compared to $17.5 million and $47.2 million for the three and nine months ended September 30, 2006. Interest expense totaled $9.6 million and $27.1 million for the three and nine months ended September 30, 2007 as compared to $7.4 million and $19.3 million for the three and nine months ended September 30, 2006. The increase in interest income was due to $170.0 million and $195.6 million increase in average interest earning assets for the three and nine months ended September 30, 2007 despite a 0.41% decrease in the weighted average yield on interest earning assets for the three months ended September 30, 2007 while the weighted average yield on interest earning assets for the nine months ended September 30, 2007 remained static. The increase in interest expense was due to a $140.2 million and $140.1 million increase in average interest bearing liabilities in addition to a 0.29% and 0.58% increase in the weighted average rates paid on interest bearing liabilities for the three and nine months ended September 30, 2007.
     The increase in average interest earning assets and average interest bearing liabilities is a result of continued efforts to expand all of the Bank’s Regional Banking Centers, the continued growth of all categories of loans and investments. Average loans increased 25.7% and 29.9%, respectively, to $815.4 million and $784.1 million for the three and nine months ended September 30, 2007 from $648.7 million and $603.6 million for the three and nine months ended September 30, 2006, with the increase occurring primarily in the commercial real estate loans category. Average interest bearing liabilities increased 22.0% and 23.4%, respectively to $777.5 million and $738.4 million for the three and nine months ended September 30, 2007 compared to $637.3 million and $598.3 million for the three and nine months ended September 30, 2006.

     Our interest rate spread decreased from 4.22% during the third quarter of 2006 to 3.52% during the third quarter of 2007. The decrease in the interest rate spread resulted from decreases in the weighted average yield on our interest earning assets of 0.41% and 0.02%, respectively, during the three and nine months ended September 30, 2007 while the weighted average cost of our interest bearing liabilities increased 0.29% and 0.58% during the same periods. The decrease in the weighted average yield on interest earning assets decreased because of our higher levels of non-accrual loans and a change in the composition of our loan portfolio from construction loans, which declined from 38% of our loan portfolio at September 30, 2006 to 36% of our loan portfolio at September 30, 2007, and an increase in commercial real estate loans from 30% to 34% of our loan portfolio during the same period. During the past year, commercial real estate loans generally have interest rates of 1.50% to 2.0% lower than concurrently originated construction loans. The increase in the weighted average cost of our interest bearing liabilities was due primarily to an increase in the amount of and interest rate on certificates of deposit. Certificates of deposit are among our higher cost funding sources. The average amount of certificates of deposit increased from 50% of our average interest bearing liabilities in the three and nine months ended September 30, 2007 to 56% of our average interest bearing liabilities in the comparable periods of 2007. The rates paid on certificates of deposit, as well as FHLB advances, increased because of increases in market interest rates.
     Our net interest margin decreased from 5.10% during the third quarter of 2006 to 4.43% during the third quarter of 2007. Our net interest margin continues to remain high in comparison with our interest rate spread because a significant portion of our interest earning assets are funded by non-interest bearing liabilities, preferred stock and shareholders’ equity. Net average interest earning assets increased $29.8 million and $55.5 million in the three and nine months ended September 30, 2007 from the comparable periods in 2006. This was principally due to increases in non-interest bearing demand deposits.
     The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.
ANALYSIS OF NET INTEREST INCOME

	Quarter ended September 30,
	2007			2006
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp. (1)	Earned/Paid (3)	Balance	Inc./Exp. (1)	Earned/Paid (3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$39,326	$489	4.93%	$29,101	$382	5.20%
Time deposits	1,606	14	3.46%	3,560	26	2.89%
Securities	100,001	1,383	5.49%	104,890	1,168	4.42%
Loans (2)	815,389	18,398	8.95%	648,738	15,925	9.74%

Total interest earning assets	956,322	20,284	8.42%	786,289	17,501	8.83%

Non-interest earning assets	31,560			29,929

Total assets	$987,882			$816,218

Interest bearing liabilities:
Interest bearing demand deposits	$18,505	72	1.54%	$9,781	47	1.91%
Savings and money market deposits	212,414	2,217	4.14%	193,333	2,050	4.21%
Certificates of deposit	438,747	5,753	5.20%	319,803	3,841	4.77%
FHLB advances:
Short-term				5,000	68	5.38%
Long-term	55,406	762	5.46%	36,460	508	5.54%
Securities sold under repurchase agreements	24,600	271	4.37%	45,053	370	3.26%
Junior subordinated debentures	27,837	522	7.44%	27,837	518	7.37%

Total interest bearing liabilities	777,509	9,597	4.90%	637,267	7,402	4.61%

Non-interest bearing liabilities	152,176			128,537

Total liabilities	929,685			765,804
Redeemable preferred stock and shareholders’ equity	58,197			50,414

Total liabilities and shareholders’ equity	$987,882			$816,218

Net interest income		$10,687			$10,099

Interest rate spread			3.52%			4.22%
Net interest margin			4.43%			5.10%

(1)	Interest income on loans includes loan fees of $0.9 million in 2007 and $1.2 million in 2006.

(2)	Loans include nonaccrual loans.

(3)	Annualized

	Nine Months Ended September 30,
	2007			2006
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp. (1)	Earned/Paid (3)	Balance	Inc./Exp. (1)	Earned/Paid (3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$43,240	$1,656	5.12%	$27,521	$1,024	4.97%
Time deposits	1,882	53	3.77%	5,553	157	3.78%
Securities	96,591	3,872	5.36%	93,442	3,073	4.40%
Loans (2)	784,074	54,143	9.23%	603,631	42,945	9.51%

Total interest earning assets	925,787	59,724	8.62%	730,147	47,199	8.64%

Non-interest earning assets	30,405			29,774

Total assets	$956,192			$759,924

Interest bearing liabilities:
Interest bearing demand deposits	$16,352	188	1.54%	$9,866	130	1.75%
Savings and money market deposits	202,914	6,358	4.19%	182,395	5,346	3.92%
Certificates of deposit	416,930	16,125	5.17%	298,800	10,287	4.60%
FHLB advances:
Short-term	—	—	—	5,000	185	4.95%
Long-term	51,997	2,119	5.45%	32,074	1,206	5.03%
Securities sold under repurchase agreements	22,408	744	4.44%	47,503	996	2.80%
Junior subordinated debentures	27,837	1,542	7.41%	22,682	1,196	7.05%

Total interest bearing liabilities	738,438	27,076	4.90%	598,319	19,346	4.32%

Non-interest bearing liabilities	161,523			113,118

Total liabilities	899,961			711,437
Redeemable preferred stock and shareholders’ equity	56,231			48,487

Total liabilities and shareholders’ equity	$956,192			$759,924

Net interest income		$32,648			$27,853

Interest rate spread			3.72%			4.32%
Net interest margin			4.71%			5.10%

(1)	Interest income on loans includes loan fees of $3.4 million in 2007 and $3.3 million in 2006.

(2)	Loans include nonaccrual loans.

(3)	Annualized

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN NET INTEREST INCOME

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$128	$(21)	$107	$601	$30	$631
Time deposits	(16)	4	(12)	(103)	(1)	(104)
Securities	(57)	272	215	107	692	799
Loans	3,839	(1,366)	2,473	12,494	(1,295)	11,199

Total interest earning assets	3,895	(1,112)	2,783	13,098	(573)	12,525

Interest expense:
Interest bearing demand	35	(10)	25	76	(17)	59
Savings and money market	200	(33)	167	627	383	1,010
Certificates of deposit	1,534	379	1,913	4,449	1,390	5,839
FHLB advances:
Short-term	—	—	—	—	—	—
Long-term	192	(7)	185	600	128	728
Securities sold under agreements to repurchase	(201)	102	(99)	(672)	420	(252)
Junior subordinated debentures	—	4	4	283	63	346

Total interest bearing liabilities	1,760	435	2,195	5,363	2,367	7,730

Net interest income	$2,135	$(1,547)	$588	$7,735	$(2,940)	$4,795

Provision for Loan Losses
     We made provisions for loan losses of $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2007 as compared to provisions of $1.1 million and $2.8 million for the comparable periods of 2006. These increases were attributable to a 26.3% increase in net loans and a $16.2 million increase in non-performing assets for the nine months ended September 30, 2007 as compared to the same period in 2006. We continue to observe a slowdown in the housing sector in Southern California and downward pressure on prices on a number of residential construction projects we have financed. At September 30, 2007, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $192.7 million, representing 22.8% of our loan portfolio, and additional commitments for these projects in the amount of $46.7 million. We have curtailed originating new residential construction loans, and expect that residential construction loans will constitute a declining percentage of our loan portfolio for the foreseeable future. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our residential construction loan borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at somewhat elevated levels well into 2008 as compared to the recent past.
     We assess the adequacy of the Allowance each calendar quarter. Classified loans (loans assigned point values of 7 — 10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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
Non-Interest Income
     The following table identifies the components of and the percentage changes for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)
Service charges	$294	$329	(10.6)%	$861	$877	(1.8)%
Gain on sale of loans, net	772	221	249.3%	1,008	408	147.1%
Loan broker fee income	45	81	(44.4)%	174	281	(38.1)%
Other	351	85	312.9%	814	490	66.1%

Total	$1,462	$716	104.2%	$2,857	$2,056	39.0%

     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income increased by 104.2% and 39.0% for the three and nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to the sale of a 99% participation interest in a pool of approximately $52.0 million of commercial real estate loans. We retained the loan servicing rights in connection with this sale. We may from time to time sell participation interests in other pools of loans with servicing retained based on available pricing, concentrations in our loan portfolio, capital requirements and other factors.
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
Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)
Salaries and related benefits	$4,588	$3,426	33.9%	$13,000	$9,471	37.3%
Occupancy and equipment	932	781	19.3%	2,812	2,186	28.6%
Professional fees	415	475	(12.6)%	1,122	1,195	(6.1)%
Data processing	186	203	(8.4)%	617	653	(5.5)%
Other	1,379	1,300	6.1%	4,265	3,827	11.4%

Total	$7,500	$6,185	17.8%	$21,816	$17,332	25.9%

     The increase in salaries and related benefits expense was due primarily to the addition of employees at the Bank’s new Westside Regional Banking Center in July and to continued growth of the Bank. The increase in the size and profitability of the Company also resulted in an increase in incentive accruals. At September 30, 2007, we employed 154 full-time employees, compared with 129 full-time employees at September 30, 2006.
     Occupancy and equipment expenses increased due to increased rent expense and the depreciation of office furniture and equipment at all locations including the opening of the new Westside Regional Banking Center.

FINANCIAL CONDITION
Regulatory Capital
     At September 30, 2007, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $78.1 million and $85.3 million, respectively. Our regulatory capital increased since December 31, 2006 as a result of net earnings. At September 30, 2007, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations.
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.
REGULATORY CAPITAL
September 30, 2007

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$96,749	10.71%	$72,295	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$78,121	8.64%	$36,148	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$78,121	7.92%	$39,469	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$96,410	10.69%	$72,169	>=8.0%	$90,212	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$85,348	9.46%	$36,085	>=4.0%	$54,127	>=6.0%
Tier 1 Capital (to average assets)	$85,348	8.65%	$39,469	>=4.0%	$49,336	>=5.0%
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
     Deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with preferred stock and shareholders’ equity, provided 89% and 85%, respectively, of our funding as a percentage of average total assets during the nine months ended September 30, 2007 and 2006.
     Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Board (“FRB”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of September 30, 2007, we had $60.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.

     We also have liquidity as a net seller of overnight funds. During the nine months ended September 30, 2007, we had an average balance of $43.2 million in overnight funds sold representing 5% of total average assets.
     We may also obtain funds from securities sold under agreements to repurchase. See “Borrowed Funds - Securities Sold Under Agreements to Repurchase.”
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2007 increased by $0.8 million as compared to the same period in 2006 primarily due to a decrease in accrued interest receivable and other assets.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2007 decreased by $3.2 million as compared to the same period in 2006 primarily due to an increase in the proceeds from the maturities of investment securities held for sale offset by an increase in loans and in the purchase of securities held to maturity.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2007 decreased by $8.7 million as compared to the same period in 2006 primarily due to a decrease in demand deposits and savings and money market accounts while other deposit accounts increased at a lower rate compared to 2006. This was offset somewhat by an increase in securities sold under agreements to repurchase.
Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Time deposits maturing:
Within one year	1,173	4.02%	2,262	4.35%
After one year but within five years	298	5.73%	294	4.41%

Total time deposits	$1,471	4.36%	$2,556	4.36%

     The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended September 30, 2007 or 2006.
INVESTMENT SECURITIES

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$6,997	5.16%	$16,018	3.99%
After one year but within five years	19,478	5.29%	31,484	5.37%
After five years	—	—	—	—
Collateralized mortgage obligations and mortgage-backed securities	77,892	5.41%	57,125	4.94%

Total investment securities	$104,367	5.37%	$104,627	4.92%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At September 30, 2007, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At September 30, 2007, securities with an amortized cost of $46.0 million were pledged to secure structured repurchase agreements, a letter of credit, FHLB advances and a discount line at the FRB. At September 30, 2006, securities with an amortized cost of $74.3 million were pledged to secure repurchase agreements with one of the Bank’s depositors and to secure a discount line at the Federal Reserve.
     The amortized cost and estimated fair values of securities held to maturity at the date indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
September 30, 2007
U.S. Agency securities	$20,456	$35	$(1)	$20,490
Corporate bonds	6,019	—	(108)	5,911
Collateralized mortgage obligations and mortgage-backed securities:	77,892	287	(518)	77,661

	$104,367	$322	$(627)	$104,062

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2006
U.S. Agency securities	$37,927	$16	$(88)	$37,855
Corporate bonds	9,575	—	(186)	9,389
Collateralized mortgage obligations and mortgage-backed securities	57,125	206	(422)	56,909

	$104,627	$222	$(696)	$104,153

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 are summarized as follows:
UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$2,996	$1	$2,996	$1
Corporate bonds	—	—	5,911	108	5,911	108
Collateralized mortgage obligations and mortgage-backed securities	11,699	311	15,432	207	27,131	518

	$11,699	$311	$24,339	$316	$36,038	$627

     Our analysis of these securities and the unrealized losses was based on the following factors: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) our intent and ability to retain the investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at September 30, 2007. Because these securities mature within the next two years, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at September 30, 2007 or 2006.
     Additionally, at September 30, 2007, approximately 50% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of September 30, 2007 and, therefore, we do not consider these investments to be other than temporarily impaired.
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
     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	September 30, 2007		December 31, 2006
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$242,713	28.8%	$203,984	28.6%
Construction loans	288,203	34.1	260,805	36.6
Real estate loans	301,477	35.8	241,734	33.9
Other loans	11,271	1.3	6,062	0.9

	843,664	100.0%	712,585	100.0%

Less — Deferred loan fees, net	(2,270)		(3,201)
Less — Allowance for loan losses	(11,062)		(9,195)

Net loans	$830,332		$700,189

     At September 30, 2007, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $192.7 million, representing 22.8% of our loan portfolio, and additional commitments for these projects in the amount of $46.7 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.
     At September 30, 2007 and December 31, 2006, qualifying loans with an outstanding balance of $303.5 and $228.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at September 30, 2007 excluding loans held for sale:
LOAN MATURITIES

	At September 30, 2007
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$124,801	$96,699	$21,213	$242,713
Construction loans	255,460	32,743	—	288,203
Real estate loans	40,305	110,669	150,503	301,477
Other loans	4,942	6,288	41	11,271

	$425,508	$246,399	$171,757	$843,664

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
     The following table sets forth information about non-performing assets at the dates indicated:
NON-PERFORMING ASSETS

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$17,687	$5,864
Accruing loans past due 90 days or more	83	241
Troubled debt restructuring	—	—
Other real estate owned	1,100	—

Balance at end of period	$18,870	$6,105

     Nonperforming assets increased from $6.1 million at December 31, 2006 to $18.9 million at September 30, 2007. The non-accrual loans at September 30, 2007 primarily represent an $8.6 million construction loan for eleven single family homes in Nevada, a $4.4 million secured revolving line of credit and a $2.6 million land loan in Southern California. The $8.6 construction loan is eighteen months past due at September 30, 2007 due to slow sales in this market. The $4.4 million revolving line of credit is six months past due at September 30, 2007. The $2.6 million land loan is six months past due at September 30, 2007 due to slow home sales in this market.
     We continue to observe slower levels of home and condominium sales and downward pressure on prices on a number of residential construction projects we have financed. Given current market conditions, we may report elevated levels of non-performing assets for the next several quarters. We will closely monitor these loans and the related collateral. In addition, we believe that we employ an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios. A severe deterioration in home prices could have an adverse impact on our construction loan portfolio and result in significant changes to the loan loss reserve.
     Cash collections on non-performing loans totaled $10.3 million during the nine months ended September 30, 2007 of which $9.8 million was applied to principal and $0.5 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $2.3 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. Non-performing loans were assigned a reserve of $2.3 million and $0.6 million at September 30, 2007 and December 31, 2006, respectively.
Changes in Allowance for Loan Losses
     See Note 2, “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for discussion regarding changes in the allowance for loan losses.
Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2007, we had undisbursed loan commitments of $237.6 million.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2007, we had outstanding standby letters of credit with a potential $44.0 million of obligations maturing at various dates through 2013.
Deposits
     Total deposits increased from $716.9 million at December 31, 2006 to $841.8 million at September 30, 2007. This increase was primarily due to a $28.4 million increase in savings and money market deposits and a $97.5 million increase in certificates of deposit. These increases in deposits resulted from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan portfolio and to increase our liquidity.

     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Regional Bank Centers	$535,565	63.7%	$443,725	61.9%
Money desk	94,049	11.1	74,802	10.4
Brokered	170,145	20.2	162,449	22.7
Internet	42,087	5.0	35,892	5.0

Total	$841,846	100.0%	$716,868	100.0%

     Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit for their customers. During 2007, the certificates of deposit obtained through our money desk or deposit brokers generally had maturities ranging from nine months to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.
     We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at September 30, 2007 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of September 30, 2007 mature at various times through June 2011, and thus such discontinuation would not likely result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.
     For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At September 30, 2007, these entities had provided us an aggregate of $32.0 million of deposits. During 2007, the maximum amount of funds provided by these entities at any date was $46.5 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $38 million letter of credit from the FHLB of San Francisco. We monitor this relationship closely, and have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.
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
     The aggregate amount of the certificates of deposit in denominations of $100,000 or more at September 30, 2007 was approximately $296.5 million. Interest expense on such deposits was approximately $10.2 million for the nine months ended September 30, 2007.

     The approximate scheduled maturities of certificates of deposit at September 30, 2007 was as follows:
CERTIFICATES OF DEPOSIT

Certificate of Deposit Maturing:	Amount(1)
(Dollars in thousands)
Three months or less	$43,685
Over three and through twelve months	189,244
Over twelve months	202,229

Total	$435,158

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At September 30, 2007, we had $50.0 million of long-term debt and $10 million of short-term debt advances from the FHLB which, along with the aforementioned $38 million letter of credit, were collateralized by certain qualifying loans with a carrying value of $303.5 million. These advances bear interest at the rates noted below. Interest is payable monthly, quarterly or semi-annually with principal and any accrued interest due at maturity. At September 30, 2007, we had $79.8 million of borrowing availability at the FHLB.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of September 30, 2007:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
$ 10,000	Fixed at 4.70%	October 2007
10,000	Fixed at 5.31%	August 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
10,000	Prime minus 2.80%	December 2009
10,000	Prime minus 2.74%	January 2010

$ 60,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 9.00% at September 30, 2007).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.48% at September 30, 2007).
     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.86% at September 30, 2007).

     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     Securities Sold Under Agreements to Repurchase.
     In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $20.9 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.36% at September 30, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008.
     In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $12.6 million. Interest is payable on a quarterly basis and is a fixed rate of 3.55% until September 2008 at which time it converts and adjusts quarterly at the rate of 8.75% minus the three-month LIBOR with a zero percent floor and a cap of 4.75%. The agreement has a maturity date of September 2014 and is callable by the holder at any time after September 5, 2008.
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

     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:
RATE SENSITIVITY
September 30, 2007
(Dollars in thousands)

		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
Assets
Federal funds sold	$45,645	$—	$—	$—	$45,645
Time deposits with other financial institutions	1,173	—	298	—	1,471
Securities held to maturity	—	6,997	19,478	77,892	104,367
Loans, gross	461,625	98,320	201,597	79,852	841,394

Total rate-sensitive assets	$508,443	$105,317	$221,373	$157,744	$992,877

Liabilities:
Interest bearing demand deposits	$20,554	$—	$—	$—	$20,554
Savings and money market	212,137	—	—	—	212,137
Certificates of deposit	70,562	189,244	200,818	—	460,624
FHLB advances	50,000	—	10,000	—	60,000
Restructured repurchase agreement	31,096	—	—	—	31,096
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$412,186	$189,244	$210,818	$—	$812,248

Interval Gaps:
Interest rate sensitivity gap	$96,257	($83,927)	$10,555	$157,744	$180,629

Rate sensitive assets to rate sensitive liabilities	123.4%	55.7%	105.0%	N/A	122.2%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$96.257	$12,330	$22,885	$180,629	$180,629

Rate sensitive assets to rate sensitive liabilities	123.4%	102.1%	102.8%	122.2%	122.2%

% of rate sensitive assets in period	51.2%	61.8%	84.1%	100.0%	N/A

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As of September 30, 2007, we were not involved in any litigation other than routine litigation incidental to our business.
ITEM 1A. RISK FACTORS
     There were no material changes in our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities for the quarter ended September 30, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities as of September 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders for the quarter ended September 30, 2007.
ITEM 5. OTHER INFORMATION
     There was no other information to report as of September 30, 2007.

ITEM 6. EXHIBITS
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 14, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 14, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2007	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBITS	DESCRIPTION

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 14, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 14, 2007 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.