Form 10-K
period 2007-12-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2008-03-31
CIK 1140472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-33455

ALLIANCE BANCSHARES CALIFORNIA
(Exact name of registrant as specified in its charter)

California	91-2124567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Corporate Pointe Culver City, California 90230
(Address of principal executive offices)

Registrant’s telephone number:
(310) 410-9281

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $64.3 million as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,177,879 shares of common stock as of March 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer’s fiscal year.

FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on Alliance Bancshares California and its subsidiaries. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption “Factors Which May Affect Future Operating Results” under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There can be no assurance that future developments affecting Alliance Bancshares California will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

PART I

ITEM 1.	BUSINESS

Alliance Bancshares California (“Bancshares”) is the bank holding company for Alliance Bank (the “Bank”). Bancshares was incorporated in 2000 to be the holding company for the Bank, and it continues to operate exclusively through the Bank. The Bank is a California-chartered bank that commenced operations in 1980. Unless the context requires otherwise, in this Form 10-K the terms the “Company,” “we” or “us” refer to Bancshares and its consolidated subsidiaries, including the Bank.

Our goal is to be a leading community bank serving Southern California. We are a relationship-oriented business bank targeting the borrowing, deposit and other banking needs of small to medium sized businesses, builders and professionals in Southern California. We offer secured and unsecured commercial term loans and lines of credit, construction loans for individual and tract single family homes and for commercial and multifamily properties, accounts receivable and equipment loans, SBA loans, home equity lines of credit, and equipment lease financing. We often tailor our loan products to meet the specific needs of our borrowers. We also offer a variety of deposit accounts, cash management products and other banking services.

During the past five years, we have originated a significant number of construction loans for single-family homes (including tracts) and commercial real estate projects. However, because of the recent weakness in the housing market and declining real estate prices in Southern California, in early 2007, we discontinued the origination of land development loans and in mid 2007, we significantly curtailed the origination of residential construction loans. As a result, construction loans declined from 37% of our total loans at December 31, 2006 to 30% of our total loans at December 31, 2007. We expect credit losses in our residential construction loan portfolio to remain at somewhat elevated levels well into 2008 as compared to the recent past. We do not anticipate a resumption of residential construction loans or land development loans at prior levels at least until the housing slump has ended.

Our principal executive offices are in Culver City, California. We have six offices as follows:

Office	Location	Year Opened

Los Angeles Regional Banking Center	Culver City, California	1980
Orange County Regional Banking Center	Irvine, California	1999
San Fernando Valley Regional Banking Center	Woodland Hills, California	2004
Media District Regional Banking Center	Burbank, California	2004
Real Estate Industries Division Office	Irvine, California	2005
Westside Regional Banking Center	Los Angeles, CA	2007

Our lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California, Arizona and Nevada. We attract deposits principally from our customers throughout Southern California, from persons residing near our branch offices, and nationwide through our money desk, brokers and over the Internet.

For financial reporting purposes, we have three reportable operating segments consisting of Regional Banking Centers, the Real Estate Industries Division, and the SBA Division. All administrative and other smaller operating divisions are combined into “Other” category. The largest business unit is the Real Estate Industries Division. This division provides financing for the acquisition, development and construction of properties. The next largest business unit is the Regional Banking Centers that provide customer sales and services. Our SBA Division originates loans to small business owners that are partially guaranteed by the United States Government. See Note 1U — Operating Segments of Notes to Consolidated Financial Statements for further information regarding our operating segments.

Bancshares is registered as a bank holding company with the Federal Reserve Board (the “FRB”) and is subject to examination and regulation as a holding company by the California Department of Financial Institutions (the “California DFI”). The Bank is subject to supervision, examination and regulation by the California DFI and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured by the FDIC and the Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB”). The Bank is not a member of the FRB but does use a number of its services.

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

In order to compete with the major financial institutions in our primary service area, to the fullest extent possible, we use the flexibility that our independent status and size permits. This includes an aggressive program of personal contacts with customers and prospective customers by our officers, directors and employees. We attempt to develop and implement customized, as opposed to mass-marketed, services to meet the unique needs of particular customers. We also assist those customers requiring services not offered by us to obtain such services from other providers. When a customer requires a loan that would exceed our legal lending limit ($24.6 million for secured loans as of December 31, 2007), we may arrange for such loan on a participation basis with other financial institutions and intermediaries.

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

Further, these laws, regulations and policies are frequently under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities or materially adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

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

FDIC

The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDIA”) because its deposit accounts are insured by the FDIC. The FDIC has adopted regulations that affect a broad range of the Bank’s activities, including among other things lending, appraisals, formation of subsidiaries, and obtaining deposits through brokers. Under FDIC regulations, each insured depository institution is assigned to one of four risk categories and assessed deposit insurance premium purposes ranging from 5 to 40 basis points of insured deposits.

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

Capital Adequacy Requirements

The FRB and the FDIC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and insured banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock, a limited amount of trust preferred securities and minority interests in the equity. The remainder, designated “Tier 2 capital,” may consist of a limited amount of subordinated debt, certain hybrid capital instruments, the remaining portion of trust preferred securities and other debt securities, preferred stock and a limited amount of the general loan loss allowance.

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

Capital Distributions

Bancshares may make capital distributions (dividends in cash or property, or repurchases of capital stock) subject to the California General Corporation Law and the policies, rules and regulations of the FRB. Under the California General Corporation Law, Bancshares may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, Bancshares’ assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). The FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and that the prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

The ability of Bancshares to pay dividends will depend upon its cash resources. Bancshares’ principal source of income consists of dividends and cash distributions from the Bank. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount that does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the Prompt Corrective Action Rules.

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

Employees

As of December 31, 2007, we had 149 full time employees, including 113 officers. We believe that our relationship with our employees is satisfactory.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth information about the Bank’s lease arrangements as of December 31, 2007:

Lease
Commencement		Year of		Option to	Monthly
Date	Location	Expiration	Square Feet	Extend	Rent

1984	Los Angeles Regional Banking Center	2010	20,500	60 months	$41,600
2002	Orange County Regional Banking Center	2007	10,900	60 months	20,600
2004	San Fernando Valley Regional Banking Center	2011	5,700	60 months	8,400
2004	Media Center Regional Banking Center	2009	4,500	60 months	14,400
2005	Real Estate Industries Division	2008	6,500	60 months	16,700
2006	Westside Regional Banking Center	2013	5,500	84 months	14,100

In February 2008, we amended our Orange County Regional Banking Center lease. The amendment added an additional 14,762 square feet of space for a total of approximately 25,000 square feet and increased the monthly rent to $71,600. We intend to consolidate our Orange County banking operations into this location to improve operating efficiencies in the summer of 2008. The new lease expires in June 2018 and includes two five-year renewal options.

We believe that these facilities are adequate to meet our current space needs. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2007, we were not involved in any litigation other than routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quotations for Bancshares Common Stock are available on the NASD Over-the-Counter Bulletin Board under the symbol “ABNS.” The following table sets forth the high and low closing prices for Bancshares Common Stock during the periods indicated as reported by Nasdaq.

	2007		2006
	High	Low	High	Low

First Quarter	$18.00	$15.91	$17.00	$12.75
Second Quarter	$17.40	$16.10	$16.50	$15.40
Third Quarter	$16.44	$11.05	$15.75	$14.51
Fourth Quarter	$11.35	$7.10	$16.70	$14.55

As of March 15, 2008, there were approximately 294 holders of record of Bancshares Common Stock. Approximately 69% of Bancshares Common Stock was held in street name.

Bancshares has never paid dividends on its Common Stock. Our policy has been to accumulate retained earnings to augment our capital and increase our legal lending limits. Bancshares’ ability to pay dividends on our Common Stock is subject to the following limitations and restrictions: (i) it must meet regulatory capital requirements and other regulatory restrictions (see “Description of Business — Supervision and Regulation — Capital Distributions”); (ii) it must be current in payment of its dividends on its 7% Series A Non-Cumulative Convertible Preferred Stock and its 6.82% Series B Non-Cumulative Convertible Preferred Stock (Bancshares was current as of December 31, 2007); and (iii) it must not be in default or have elected to defer payments under its trust preferred securities.

Bancshares did not purchase any equity securities during the three months ended December 31, 2007.

The following table sets forth information concerning equity compensation plans as of December 31, 2007:

(c)
Number of
Securities
Remaining
	(a)		Available for
	Number of		Future Issuance
	Securities	(b)	Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise	Exercise Price	(Excluding
	of Outstanding	of Outstanding	Securities Reflected
Plan Category	Options	Options	in Column(a))

Equity compensation plans approved by security holders	490,600	$11.32	222,000
Equity compensation plans not approved by security holders	—	—	—

Total	490,600	$11.32	222,000

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We recorded net earnings of $4.1 million ($0.45 basic and fully diluted earnings per share) for the year ended December 31, 2007 as compared to net earnings of $8.0 million ($1.10 basic and $1.05 fully diluted earnings per share) for the year ended December 31, 2006. Net interest income before provision for loan losses increased to $43.1 million for 2007 from $38.7 million for 2006. Net interest income increased as a result of an increase in our net interest-earning assets. Despite this increase, our net earnings in 2007 decreased primarily due to a $6.5 million increase in the provision for loan losses due to the weakness in the housing sector and the current economic market as well as the growth of our loan portfolio. Our non-interest income increased by $0.7 million or 28% in 2007 primarily due to the gain from the sale of a 99% participation interest in $52 million of commercial real estate loans. This amount was offset in part by a $4.7 million increase in non-interest expenses related primarily to the expansion of our operations including the opening of our Westside Regional Banking Center.

Our assets increased from $875.8 million at December 31, 2006 to $1,066.6 million at December 31, 2007. Loans continue to constitute the largest portion (approximately 85%) of our interest earning assets, and grew from $700.5 million at December 31, 2006 to $887.7 million at December 31, 2007. The growth of the loan portfolio is significant because not only does it represent the greatest concentration of our assets, it is also the highest yielding of our assets. Deposits increased from $716.9 million at December 31, 2006 to $860.3 million at December 31, 2007. This increase was primarily due to a $143.1 million increase in certificates of deposit primarily generated as a result of deposit promotion campaigns conducted by the Bank, through brokers who place deposits on behalf of their customers, and by advertising our deposit products on the Internet.

Our allowance for loan losses was $15.3 million or 1.69% of loans at December 31, 2007 compared to $9.2 million or 1.30% of loans at December 31, 2006. This increase is primarily attributable to the growth in our loan portfolio as well as the increase in our non-performing loans.

Shareholders’ equity increased from $34.3 million at December 31, 2006 to $37.8 million at December 31, 2007 primarily due to net earnings for the year, offset by dividends on our preferred stock.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States and general industry practices. The preparation of consolidated financial statements requires management to make certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Management makes these estimates and assumptions based on information available to management at the time. Management believes that the estimates and assumptions used in the preparation of the financial statements included in this Report are reasonable. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

Allowance for Loan Losses (“ALL”)

The calculation of the adequacy of our ALL is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. We use a migration analysis as part of our evaluation of the allowance for loan losses that is a method by which specific charge-offs are related to the prior life of the same loan type compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to our loan portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of our loan portfolio as discussed below, amounts and trends in non-performing assets and concentration factors.

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3,” “4,” and “5,” respectively. Loans on the watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned respectively to loans classified as special mention, substandard, doubtful and loss. As of December 31, 2007, the weighted average risk rating for our loan portfolio was 4.86, indicating an overall risk rating midway between average and acceptable. The weighted average risk rating was 4.39 at December 31, 2006.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Net interest income before provision for loan losses increased to $43.1 million in 2007 from $38.7 million for 2006. This increase was due to an increase in interest income of $14.2 million while interest expense increased by $9.8 million. The increase in interest income was due to $192.3 million increase in average interest earning assets and occurred despite a 0.28% decrease in the weighted average yield on interest earning assets from 8.75% in 2006 to 8.47% in 2007. The increase in interest expense was due to a $153.6 million increase in average interest bearing liabilities in addition to a 0.40% increase in the weighted average rates paid on interest bearing liabilities from 4.44% in 2006 to 4.84% in 2007.

The increase in average interest earning assets and average interest bearing liabilities is a result of our continued efforts to grow. We achieved this through expanding all of our Regional Banking Centers and opening our Westside Regional Banking Center in July 2007. The growth in interest earning assets consisted primarily of a 28.8% increase in average loans to $803.0 million in 2007 from $623.7 million in 2006, including principally real estate loans and commercial loans. The growth in interest bearing liabilities was due to a 29.5% increase in average interest bearing deposits to $653.0 million in 2007 compared to $504.4 million during 2006.

Our interest rate spread was 3.63% for 2007 compared to 4.31% in 2006. The decrease in interest rate spread was due to a decrease in the weighted average yield on our loan portfolio and an increase in the weighted average cost of our deposits. The weighted average yield on our loan portfolio declined from 9.61% in 2006 to 9.04% in 2007. This decline was attributable to: (i) a lower level of construction lending, as construction loans, which are our highest yielding loans, constituted a smaller portion of our loan portfolio (30% at December 31, 2007 compared to 37% at December 31, 2006); (ii) an increase in our non-accrual loans that resulted in a decrease in yield of approximately 0.28%; and (iii) a decrease in the prime rate of 100 basis points (from 8.25% to 7.25%) during 2007. The increase in our cost of funds was due primarily to an increase in the weighted average rate paid on our certificates of deposit, our highest cost deposits, from 4.69% to 5.17%, and an increase in the cost of securities sold under agreements to repurchase from 2.93% in 2006 to 4.35% in 2007. The changes in the prime rate affected the yields on our assets more than the cost of funds, as a large portion of our loans have adjustable rates tied to the prime rate, and thus repriced downward three times during 2007. By comparison, only 38% of our certificates of deposit repriced during the year. In addition, interest rates on deposits remained at an elevated level during 2007 due to the need for financial institutions with residential mortgage lending operations to maintain a high level of liquidity. As a result, we were not able to adjust our rates down due to competitive factors.

Our net interest margin was 4.57% in 2007 compared to 5.16% in 2006 and continues to remain high in comparison with our interest rate spread as we have a significant amount of non-interest bearing liabilities, including principally non-interest bearing demand deposits. The average amount of these deposits increased from $119.9 million in 2006 to $152.7 million in 2007.

Tables

The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	2007			2006
			Weighted			Weighted
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
	(Dollars in thousands)

Interest earning assets:
Federal funds sold	$40,514	$2,037	5.03%	$25,963	$1,309	5.04%
Time deposits	1,759	69	3.92%	5,128	168	3.28%
Securities	98,073	5,253	5.36%	96,248	4,252	4.42%
Loans(2)	803,039	72,573	9.04%	623,716	59,964	9.61%

Total interest earning assets	943,385	79,932	8.47%	751,055	65,693	8.75%

Non-interest earning assets	32,157			30,717

Total assets	$975,542			$781,772

Interest bearing liabilities:
Demand	$17,415	$266	1.53%	$9,514	$167	1.76%
Savings and money market	206,039	8,303	4.03%	188,124	7,513	3.99%
Certificates of deposit	429,580	22,219	5.17%	306,717	14,396	4.69%
Securities sold under agreements to repurchase	24,860	1,082	4.35%	38,516	1,128	2.93%
FHLB advances	54,136	2,864	5.29%	39,467	2,028	5.14%
Junior subordinated debentures	27,837	2,055	7.38%	23,971	1,717	7.16%

Total interest bearing liabilities	759,867	36,789	4.84%	606,309	26,949	4.44%

Non-interest bearing liabilities	158,606			125,989

Total liabilities	918,470			732,298
Redeemable preferred stock and shareholders’ equity	57,069			49,474

Total liabilities and shareholders’ equity	$975,542			$781,772

Net interest income		$43,143			$38,744

Interest rate spread			3.63%			4.31%
Net interest margin			4.57%			5.16%
Ratio of average interest earning assets to average interest bearing liabilities	1.24%			1.24%

(1)	Interest income on loans includes loan fees of $4.5 million in 2007 and $4.7 million in 2006.

(2)	Loans include nonaccrual loans.

The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated:

ANALYSIS OF CHANGE IN INTEREST INCOME

	2007
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Net Change
	(Dollars in thousands)

Interest income:
Federal funds sold	$732	$(4)	$728
Time deposits	(127)	28	(99)
Securities	82	919	1,001
Loans	16,384	(3,775)	12,609

Total interest earning assets	17,071	(2,832)	14,239

Interest expense:
Demand	123	(24)	99
Savings and money market	721	69	790
Certificates of deposit	6,235	1,588	7,823
Securities sold under agreements to repurchase	(482)	436	(46)
FHLB advances	774	62	836
Junior subordinated debentures	284	54	338

Total interest bearing liabilities	7,656	2,184	9,840

Net interest income	$9,415	$(5,015)	$4,399

	2006
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Net Change
	(Dollars in thousands)

Interest income:
Federal funds sold	$492	$298	$790
Time deposits	(18)	51	33
Securities	1,169	336	1,505
Loans	19,319	6,345	25,664

Total interest earning assets	20,962	7,030	27,992

Interest expense:
Demand	47	29	76
Savings and money market	395	2,426	2,821
Certificates of deposit	7,490	1,584	9,074
Federal funds purchased	(41)	—	(41)
Securities sold under agreements to repurchase	1,116	—	1,116
FHLB advances	(131)	821	690
Junior subordinated debentures	483	285	768

Total interest bearing liabilities	9,359	5,145	14,504

Net interest income	$11,603	$1,885	$13,488

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated proportionately to both volume and rate.

Provision for Loan Losses

We made provisions for loan losses of $10.4 million for the year ended December 31, 2007 as compared to $3.9 million for 2006 primarily because of weakness in the housing sector and the related increase in non-performing assets as well as the overall growth in our loans. These provisions were based on our policies and procedures for establishing and assessing the adequacy of our ALL. See “Critical Accounting Policies.”

Non-Interest Income

The components of other non-interest income were as follows for the periods indicated:

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Service charges and fees	$1,187	$1,095
Gain on sale of loans, net	1,012	463
Loan broker fee income	222	321
Other	1,040	835

Total non-interest income	$3,461	$2,714

Service charges and fees were $1.2 million and $1.1 million in 2007 and 2006, respectively. The increase was due to the growth of our deposits.

Net gains on sales of loans were $1.0 million and $0.5 million in 2007 and 2006, respectively. The increase in gains on sale of loans is primarily due to the gain from the sale of a 99% participation interest in $52 million of commercial real estate loans. We also continue to recognize gains from the sale of the guaranteed portion of SBA loans. Our ability to generate gains on sales of SBA loans depends significantly on the amount of loans we can originate and market conditions. Therefore, the net gains on the sales of loans in any one period are not indicative of the gains or losses that may be realized in subsequent periods and may vary substantially from period to period.

Brokers’ fees on loans have decreased slightly from $0.3 million in 2006 to $0.2 million in 2007. This decrease is due primarily to a decrease in the average net premium received as well as a decrease in the volume of brokered loans. We broker loans to third parties that we do not want to originate for our own portfolio, which can occur for a variety of reasons, including the nature of the loan, the creditworthiness of the borrower, the location of the borrower or the collateral, or the specific terms requested by the borrower. The number of loans we can broker in any period is dependent upon market conditions, borrower demand and the ability to identify lenders desiring to make that type of loan. Accordingly, broker fees from loans referred to others in one period are not indicative of broker fees that may be earned in subsequent periods, and may vary substantially from period to period.

Non-Interest Expense

The components of non-interest expense were as follows for the periods indicated:

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Salaries and related benefits	$16,567	$13,190
Occupancy and equipment	3,865	2,999
Professional fees	1,631	1,538
Data processing	846	833
Other operating expense	5,678	5,322

Total non-interest expense	$28,587	$23,882

Salaries and related benefits increased from $13.2 million in 2006 to $16.6 million in 2007 or 25.6%. This increase was due primarily to our continued growth as well as the addition of employees at our new Westside Regional Banking Center. The increase in our size also resulted in an increase in incentive payments for 2007 as compared to 2006. At year-end 2007, we employed 149 full-time employees, compared with 137 full-time employees at the end of 2006.

Occupancy and equipment expense increased from $3.0 million in 2006 to $3.9 million in 2007 or 28.9%. The increase in 2007 was due to increased rent expense, the amortization of leasehold improvements and the depreciation of office furniture and equipment for the new Westside Regional Banking Center.

Other operating expenses increased from $5.3 million in 2006 to $5.7 million in 2007 or 6.7%. The minor increase in 2007 was due in part to the growth in assets and personnel associated with the new Westside Regional Banking Center Division.

FINANCIAL CONDITION

Regulatory Capital

At December 31, 2007, Bancshares’ and the Bank’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments which includes a percentage of junior subordinated debentures, were $75.4 million and $83.1 million, respectively. Our Tier 1 capital increased during 2007 as a result of net earnings, offset by dividends on our preferred stock. At December 31, 2007, Bancshares and the Bank met all applicable regulatory and capital requirements and the Bank was “well capitalized” as defined under prompt corrective action rules.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated:

REGULATORY CAPITAL

At December 31, 2007

					To be Well
	Actual		To be Adequately Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bancshares
Total Capital (to risk-weighted assets)	$95,364	10.20%	$74,787	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$75,377	8.06%	$37,394	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$75,377	7.30%	$41,296	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$94,817	10.16%	$74,658	>=8.0%	$93,323	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$83,107	8.91%	$37,329	>=4.0%	$55,994	>=6.0%
Tier 1 Capital (to average assets)	$83,107	8.05%	$41,296	>=4.0%	$51,620	>=5.0%

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

Average deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with our average preferred stock and shareholders’ equity, provided 88% and 86% of funding for average total assets during 2007 and 2006, respectively.

Secondary sources of liquidity include borrowing arrangements with the FRB and the FHLB. Borrowings from the FRB are short-term and must be collateralized by pledged securities. As a member of the Federal Home Loan Bank system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Borrowings from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of a few days to several years. As of December 31, 2007, we had $80.0 million outstanding FHLB advances and available borrowings of $74.5 million. We had no outstanding borrowings from the FRB.

We also have liquidity as a net seller of overnight funds at a level that will cushion at least in part any unexpected increase in demand for funds or decrease in funds deposited. During 2007, we had an average balance of $40.5 million in overnight funds sold representing 5.0% of total average deposits.

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

Our time deposit investments generally have terms of less than five years and are generally in amounts of $100,000 or less. Our investment securities consist principally of U.S. Government Agency securities, collateralized mortgage obligations, mortgage-backed securities and corporate bonds with an expected weighted average life of less than four years.

Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. The weighted average maturity of investment securities was 4.0 years at December 31, 2007 compared to 3.0 years at December 31, 2006. The increase in the weighted average life was due to the maturity of shorter term U.S. Agency securities being replaced by longer term MBS securities. At December 31, 2007, we classified all our investment securities as held to maturity, as we intend to hold the securities to maturity.

The following table provides certain information regarding our time deposits at the dates indicated.

TIME DEPOSITS

	At December 31,
	2007		2006
		Weighted		Weighted
	Book	Average	Book	Average
	Value	Yield	Value	Yield
	(Dollars in thousands)

Time deposits maturing:
Within one year	$1,053	3.78%	$2,262	4.35%
After one but within five years	198	4.00%	294	4.41%

Total time deposits	$1,251	3.82%	$2,556	4.36%

The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We held no tax-exempt securities in 2007 or 2006.

INVESTMENT SECURITIES

	At December 31,
	2007		2006
		Weighted		Weighted
	Book	Average	Book	Average
	Value	Yield	Value	Yield
	(Dollars in thousands)

Investment securities maturing:
Within one year	$7,994	5.20%	$16,018	3.99%
After one but within five years	8,492	5.02%	31,484	5.37%
Collateralized mortgage obligations and mortgage backed securities	89,460	5.44%	57,125	4.94%

Total investment securities	$105,946	5.38%	$104,627	4.92%

The amortized cost and estimated fair values of securities held to maturity at December 31, 2007 and 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

2007
U.S. Agency securities	$10,477	$26	$—	$10,503
Corporate bonds	6,009	—	143	5,866
Collateralized mortgage obligations and mortgage-backed securities:	89,460	834	381	89,913

	$105,946	$860	$524	$106,282

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

2006
U.S. Agency securities	$37,927	$16	$88	$37,855
Corporate bonds	9,575	—	186	9,389
Collateralized mortgage obligations and mortgage-backed securities:	57,125	206	422	56,909

	$104,627	$222	$696	$104,153

The following table lists securities which have an aggregate book value in excess of 10% of the Company’s equity capital including preferred stock at December 31, 2007 which were issued by one issuer:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Issuer	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

2007
Citigroup Mortgage Loan Trust Inc.	$8,306	$—	$124	$8,182
Fannie Mae	9,791	226	—	10,017
Citigroup Mortgage Securities Inc.	12,165	—	114	12,051
Federal Home Loan Corporation	19,157	228	—	19,385

	$49,419	$454	$238	$49,635

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

The Company has established a loan approval process and five lending authority levels including the lending officer, the line unit managers and regional credit administrators, the executive credit officers, the Internal Loan Committee and the Director’s Loan Committee. The loan approval authority is dependent on the amount of the credit commitment, the type of collateral, the risk classification and whether there are any exceptions to policy.

We have been operating in a challenging economic environment beginning in 2007. The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. Commencing in early 2007, in light of the slowing housing market, we discontinued the origination of land development loans. In mid 2007, we significantly curtailed the origination of residential construction loans and expect that these types of loans will constitute a declining percentage of our loan portfolio for the foreseeable future. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will further impact our residential construction loan borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required.

The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):

LOAN PORTFOLIO COMPOSITION

	At December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in thousands)

Commercial loans	$262,374	29.0%	$203,984	28.6%	$151,882	27.4%
Construction loans	272,279	30.1	260,805	36.6	195,761	35.3
Real estate loans	358,907	39.7	241,734	34.0	199,650	36.0
Other loans	11,075	1.2	6,062	0.8	6,837	1.3

	904,635	100.0%	712,585	100.0%	554,130	100.0%

Less — Net deferred loan fees	(1,699)		(3,201)		(3,260)
Less — Allowance for loan losses	(15,284)		(9,195)		(6,051)

Net loans	$887,652		$700,189		$544,819

	At December 31,
	2004		2003
		Percent of		Percent of
	Amount	Total	Amount	Total
		(Dollars in thousands)

Commercial loans	$81,115	26.7%	$51,498	26.0%
Construction loans	82,153	27.1	54,742	27.6
Real estate loans	138,464	45.6	80,343	40.0
Other loans	1,748	0.6	12,616	6.4

	303,480	100.0%	199,199	100.0%

Less — Net deferred loan fees	(1,346)		(574)
Less — Allowance for loan losses	(3,478)		(3,031)

Net loans	$298,656		$195,594

The following table sets forth the composition of our construction loan portfolio at the dates indicated follows:

CONSTRUCTION LOAN PORTFOLIO COMPOSITION

	At December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in thousands)

Residential 1-4 unit owner occupied	$18,231	6.7%	$19,076	7.3%	$13,257	6.8%
Residential 1-4 unit non-owner occupied	29,046	10.7	25,841	9.8	33,569	17.1
Residential tracts	124,917	45.9	114,835	44.0	85,515	43.7
Multifamily for lease	4,178	1.5	4,349	1.7	6,716	3.4
Commercial for lease	20,553	7.5	14,780	5.7	9,526	4.9
Commercial for sale	12,474	4.6	15,788	6.1	5,117	2.6
Land development	55,252	20.3	57,592	22.1	36,476	18.7
Other	7,628	2.8	8,544	3.3	5,585	2.8

	$272,279	100.0%	$260,805	100.0%	$195,761	100.0%

At December 31, 2007, we had undisbursed construction loan commitments of $52.5 million.

Of our total loans outstanding at December 31, 2007, 48% were due in one year or less, 30% were due in 1-5 years and 22% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities.

LOAN MATURITIES

	At December 31, 2007
		After
		One Year
	One Year	Through	After
	or Less	Five Years	Five Years	Total
		(Dollars in thousands)

Commercial loans	$140,595	$100,951	$20,828	$262,374
Construction loans	241,622	30,657	—	272,279
Real estate loans	47,426	131,406	180,075	358,907
Other loans	1,934	8,195	946	11,075

	$431,577	$271,209	$201,849	$904,635

Under applicable regulations, we may not make loans in excess of our legal lending limit. In general, this limit is 25% of our total regulatory capital for secured loans and 15% of our total regulatory capital for unsecured loans. Our legal lending limits at December 31, 2007 were $24.6 million for secured loans and $14.8 million for unsecured loans. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more other lenders. Historically, we have not subordinated our retained interest in these loans to the participation interest and have retained the servicing rights for the loans, for which we receive a servicing fee from the participants. At December 31, 2007, we were servicing $229 million in participated loans, including $118 million in construction loans, $53 million in SBA loans and $58 million in real estate loans, as compared with $175 million in participated loans at the end of 2006, including $98 million of construction loans, $59 million in SBA loans and $18 million in real estate loans.

Of our total loans outstanding, approximately 66% and 85% had adjustable rates at December 31, 2007 and 2006, respectively. Our adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis. The following table sets forth the amount of our loans due after one year which have fixed and adjustable rates at the dates indicated:

FIXED/ADJUSTABLE RATE LOANS
(Loans due after one year)

	At December 31, 2007
		Adjustable
	Fixed Rate	Rate
	(Dollars in thousands)

Commercial loans	$55,830	$69,562
Construction loans	3,408	27,250
Real estate loans	182,263	125,605
Other loans	6,515	2,625

	$248,016	$225,042

Commercial Loans.  We offer a variety of commercial loans, including secured and unsecured term loans and revolving lines of credit, equipment loans, accounts receivable loans and Small Business Administration (“SBA”) loans. Loans other than term loans generally have adjustable rates; term loans may have fixed or adjustable rates . We underwrite secured term loans and revolving lines of credit primarily on the basis of the borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. As a result, if the borrower defaults and we foreclose on the assets, we may not be able to recover the full amount of the loan.

SBA loans are designed for small business owners and are generally guaranteed, in part, up to 75% by the United States Government. SBA loans are structured with longer maturities and generally more liberal collateral requirements than conventional commercial loans. The SBA defines a “small business” generally as independently owned and operated and not dominant within its industry and within defined asset and income limitations. SBA loans may have fixed or adjustable rates and maximum loan maturities range from seven to 25 years depending on the intended use of loan proceeds. We have historically sold to third parties the SBA-guaranteed portion of our SBA loans. We originated $13 million and $29 million of SBA loans in 2007 and 2006, respectively. At December 31, 2007, we had $32 million of SBA loans outstanding, and we were servicing an additional $53 million of SBA loans.

Construction Loans.  We make loans to finance the acquisition, development and/or construction of individual and tract single-family residences, multifamily residences and commercial properties. Loans to finance the construction of individual single-family residences may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties. Loans to finance the construction of multifamily residences and commercial properties may be made to borrowers for their primary residence or developers who build for sale to unidentified third parties.

Our construction loans generally have terms from 12 to 18 months and bear interest at adjustable rates. The loan-to-value ratio of our construction loans generally does not exceed 75% of the estimated value of the project upon completion based on an appraisal obtained at the origination of the loan. We require the borrower to have equity in the project (generally 15% of the acquisition, development and construction costs) in connection with each construction loan. Construction loans to developers for residential tract projects require repayment from the proceeds of unit sales at a rate greater than pro-rata based on the ratio of the loan amount to project costs including an interest reserve. We generally require personal guarantees from corporate or other entity borrowers. We generally disburse construction loan proceeds via an independent third party fund control company which is required to carefully monitor disbursements based on the project budget and percent completion or through our construction loan disbursement section. Disbursements of construction funds are typically supported with third party inspections. We require a current appraisal in connection with each of our construction loans.

We also make land development loans to borrowers who demonstrate the experience and expertise in successful land planning, zoning and lot development. These loans are typically made with the expectation that we will provide financing for the construction loan. The land development loans generally have a maturity of 12 to 18 months and bear interest at adjustable rates. The original loan-to-value ratio of our land development loans generally does not exceed 65% of the estimated value of the project upon completion.

Real Estate Loans.  Our real estate loans include fixed and adjustable rate loans secured by primarily commercial properties, such as apartments, industrial buildings and office buildings. These loans generally have terms of ten years or less and payments based on a 15-to-25 year amortization schedule, often resulting in a balloon payment at maturity. The original principal amount of the real estate loans in our loan portfolio at December 31, 2007 generally did not exceed 65% to 75% of the appraised value of the property at the time of origination (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We require a current appraisal in connection with each real estate loan originated. Generally, our real estate loan borrowers are single-asset, limited liability companies or operate their businesses at the properties.

Other Loans.  We offer other types of loans, including home equity lines of credit. Home equity lines of credit generally have adjustable rates and provide the borrower with a line of credit in an amount that generally does not exceed 80% of the appraised value of the borrower’s residence, net of senior debt, at the time of origination.

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

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors that are beyond our control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the ALL. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by our regulators and us, may indicate a requirement for increases in the ALL through charges to the provision for loan losses.

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

The following table sets forth information about non-performing assets at the dates indicated:

NON-PERFORMING ASSETS

	At December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Non-accrual loans	$28,774	$5,864	$695	$—	$2,138
Accruing loans past due 90 days or more	—	241	—	—	—
Troubled debt restructurings	—	—	571	638	—
Other real estate owned	1,100	—	—	—	—

Total nonperforming assets	$29,874	$6,105	$1,266	$638	$2,138

Ratio of non-performing loans to total loans	3.18%	0.86%	0.23%	0.21%	1.07%

The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. As a result, our construction loan delinquencies and non-performing assets increased during 2007 resulting in an increase in the provision for loan losses. We expect the economic environment to remain weak in 2008 with credit costs in our residential construction loan portfolio to remain at elevated levels. Based on our review of our loan portfolio, including the underlying collateral, cash flows and other factors, we believe that our ALL at December 31, 2007 was adequate. However, no assurance can be given that future provisions for loan losses will not be necessary.

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

Non-accrual loans at December 31, 2007 increased to $28.8 million from $5.9 million at December 31, 2006. The non-accrual loans at December 31, 2007 included, among others:

1. An $8.8 million loan secured by ten finished five acre lots in Southern California.

2. A $6.7 million construction loan for eleven single family homes in Nevada (two of which sold and closed subsequent to December 31, 2007 for net proceeds of $1.1 million).

3. A $4.4 million secured revolving line of credit which was paid down by $0.8 million subsequent to December 31, 2007.

4. A $3.7 million land development loan secured by 25 unfinished lots in Southern California.

5. A $1.9 million loan secured by a single family residence in Southern California.

6. A $1.6 million land development loan secured by 160 unfinished lots in Southern California.

7. A $1.0 million loan secured by two condominiums in Southern California (this loan was repaid after December 31, 2007).

We closely monitor our non-performing loans and believe that we can timely identify and downgrade construction loans where the borrower is experiencing slower than projected sales and/or the loan-to-value ratio is increasing. However, we can give no assurance that in the future we will not have to make material provisions to our ALL as a result of facts and conditions existing today of which we are not aware or a continuing and/or prolonged deterioration in housing market.

Interest income of $1,166,000 and $122,000 was recorded on non-accrual loans in 2007 and 2006, respectively. In 2007, we collected $13.5 million on non-performing loans of which $11.5 million was applied to principal and $1.9 million was recorded as interest income. In 2006, we collected $1.3 million on non-performing loans, of which $1.2 million was applied to principal and $0.1 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded on non-accrual loans, if the loans had not been on non-accrual status, would have been $2,309,000, and $281,600 for 2007 and 2006, respectively. Interest income not recognized on non-accrual loans reduced the net yield on earning assets less than 0.3% for 2007 and 2006.

Loans Contractually Past Due 90 or More Days.  Loans contractually past due 90 or more days are those loans that have become contractually past due at least 90 days with respect to principal or interest. We may continue to accrue interest on these loans if we determine they are well secured, fully collectible as to principal and interest and the loans are in the process of collection.

For this purpose, a loan is considered well secured if the collateral has a realizable value in excess of the amount of principal and accrued interest outstanding and/or is guaranteed by a financially capable party. A loan is considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts that management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

We had no loans contractually past due 90 or more days and still accruing interest at December 31, 2007. We had $0.2 million in loans that were contractually past due 90 or more days and still accruing interest at December 31, 2006.

TDRs.  A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider. We may make modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual its ability to repay the loan. We had no TDRs at December 31, 2007 or 2006.

OREO.  We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had $1.1 million in OREO at December 31, 2007 and no OREO at December 31, 2006.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following is a summary of the information pertaining to impaired loans at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)

Impaired loans with a valuation allowance	$16,863	$3,796
Impaired loans without a valuation allowance	28,124	2,189

Total Impaired loans	$44,987	$5,985

Valuation allowance related to impaired loans	$2,700	$565

Average recorded investment in impaired loans	$54,238	$6,254

Cash collections applied to reduce principal balance	$12,137	$1,185

Interest income recognized on cash collections	$3,485	$157

Allowance for Loan Losses

For a discussion of how we establish and assess the adequacy of our ALL, see “Critical Accounting Policies.”

The following table presents at the dates indicated the composition of our allocation of our ALL for credit to specific loan categories:

ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans		Loans		Loans
		in Each		in Each		in Each
Balance at End of Period		Category to		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Commercial loans	$3,535	29.0%	$4,046	28.6%	$2,411	27.4%
Construction loans	9,324	30.1	3,097	36.6	1,996	35.3
Real estate loans	1,345	39.7	1,898	34.0	1,261	33.1
Other loans	54	1.2	76	0.8	186	4.2
Unallocated	1,026	—	78	—	197	—

Total	$15,284	100.0%	$9,195	100.0%	$6,051	100.0%

	At December 31,
	2004		2003
		Percent of		Percent of
		Loans		Loans
		in Each		in Each
		Category to		Category to
Balance at End of Period Applicable to:	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Commercial loans	$1,344	26.7%	$1,601	26.0%
Construction loans	823	27.1	592	27.6
Real estate loans	930	40.8	608	40.0
Other loans	175	5.4	157	6.4
Unallocated	206	—	73	—

Total	$3,478	100.0%	$3,031	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

CHANGES IN ALLOWANCES FOR LOAN LOSSES

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$9,195	$6,051	$3,478	$3,031	$1,983
Charge-offs:
Commercial loans	(1,515)	(1,405)	—	(473)	(650)
Construction loans	(3,000)	—	—	—	—
Real estate loans	(170)	—	—	—	—
Other loans	—	(14)	—	—	(10)

Total charge-offs	(4,685)	(1,419)	—	(473)	(660)

Recoveries:
Commercial loans	199	374	25	170	133
Other loans	8	15	—	—	—

Total recoveries	207	389	25	170	133

Net (charge-offs) recoveries	(4,478)	(1,030)	25	(303)	(527)
Other adjustments	151	286	38	—	—
Additional provisions	10,416	3,888	2,510	750	1,575

Balance at end of period	$15,284	$9,195	$6,051	$3,478	$3,031

Ratio of allowance for loan losses to loans outstanding	1.69%	1.30%	1.10%	1.15%	1.52%
Ratio of net (charge offs) recoveries during the period to average loans outstanding during the period	(0.56)%	(0.17)%	0.01%	(0.13)%	(0.30)%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. In 2007, these included undisbursed commitments to extend credit, standby letters of credit and financial guarantees. Our exposure to credit loss in the event of non-performance by customers is represented by the contractual amount of the instruments. We use the same credit underwriting policies in entering into these commitments and contingent obligations as we do for loans. When deemed necessary, we obtain collateral supporting those commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2007, we had undisbursed loan commitments of $231.2 million.

Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At December 31, 2007, we had outstanding standby letters of credit and financial guarantees with a potential $45.7 million of obligations, all of which will mature at various dates through 2011.

Deposits

We attract deposits from our borrowers, from customers in the vicinity of our five regional bank centers, in Southern California, through a “money desk” which attracts deposits telephonically throughout the United States, by advertising our deposit products on the Internet and from brokers. We offer non-interest bearing checking accounts and a variety of interest bearing accounts, including money market accounts, savings accounts, and certificates of deposit with maturities ranging from 90 days to three years.

The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:

	At December 31,
	2007			2006
			Percent of			Percent of
			Total			Total
	Amount		Deposits	Amount		Deposits
	(Dollars in thousands)

Regional Bank Centers	$494,184		57.4%	$443,725		61.9%
Money desk	101,060		11.7	74,802		10.4

Brokered	197,159	(1)	22.9	162,449	(1)	22.7
Internet	67,929		8.0	35,892		5.0

Total	$860,332		100.0%	$716,868		100.0%

(1)	All except approximately $10.0 million of brokered deposits were arranged by one broker for over 1,900 different depositors as of December 31, 2007.

Our money desk attracts primarily certificates of deposit from institutional investors nationwide by telephone. We also engage brokers to place certificates of deposit with their customers. During 2007, the certificates of deposits obtained through our money desk or deposit brokers generally had maturities ranging from six months to four years. We limit the amount of money desk and brokered deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.

We have established relationships with several brokers that will place certificates of deposit for us. When we desire to use these brokers to place certificates of deposit, we generally advise all of them of the amount and maturities of the certificates of deposit we want to place, and place the certificates of deposit through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at December 31, 2007 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of December 31, 2007 mature at various times through September 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

The following table sets forth the amount of certificates of deposit of $100,000 and over maturing within certain intervals at the date indicated:

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	At December 31, 2007
		Over	Over
	Three	Three Months	Six Months
	Months	Through	Through	One to	Over
Source of Deposits	or Less	Six Months	Twelve Months	Three Years	Three Years	Total(1)
	(Dollars in thousands)

Regional Bank Centers	$23,617	$23,128	$25,976	$7,124	$—	$79,845
Money desk	4,483	3,243	11,162	14,929	200	34,017
Brokered	6,182	11,525	45,885	122,747	10,820	197,159
Internet	3,595	6,459	12,004	3,168		25,226

Total	$37,877	$44,355	$95,027	$147,968	$11,020	$336,247

(1)	Excludes certificates of deposit included in IRA accounts.

The following table shows by specified deposit category the dollar amount of deposits from the single largest depositor or intermediary and from the five largest depositors and/or intermediaries at the date indicated:

CONCENTRATION OF DEPOSITS
At December 31, 2007

		Savings and	Certificates
	Demand	Money Market	of Deposit
	(Dollars in thousands)

Total deposits	$157,076	$197,076	$506,180 (1)
Balances from largest:
Single depositor	$16,970	$21,625	$6,973
% of total deposits	10.80%	10.97%	1.4%
Five depositors	$36,559	$60,422	$20,992
% of total deposits	23.3%	30.7%	4.1%

(1)	Includes $187.2 million and $152.4 million obtained through one broker for over 1,900 and 1,600 different depositors for 2007 and 2006, respectively.

Note: One depositor appeared in more than one category with total deposits of $38.6 million.

For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At December 31, 2007, these entities had provided us an aggregate of $38.6 million of deposits. During 2007, the maximum amount of funds provided by these entities at any date was $45.1 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $38 million letter of credit from the FHLB. We monitor this relationship closely, and have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.

Borrowed Funds

FHLB Advances.  At December 31, 2007, we had $80 million in advances from the FHLB that were collateralized by certain qualifying loans with a carrying value of $340.4 million and various investment securities with an amortized cost of $3.9 million. The advances mature on various dates between 2008 and 2010. Advances totaling $40.0 million bear interest at a weighted average fixed rate of 4.56% and advances totaling $40.0 million bear interest at a rate of the prime lending rate less a weighted average rate of 2.81% (4.44% at December 31, 2007). Interest is payable monthly, quarterly or semiannually with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2007	2006
	(Dollars in thousands)

Maximum balance during the year	$80,000	$55,000
Average daily balance during the year	$54,136	$39,467
Weighted average rate paid during the year	5.29%	5.14%
Balance at year-end	$80,000	$50,000

Junior Subordinated Debentures.  In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.32% at December 31, 2007).

In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing February 2010 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.02% at December 31, 2007).

In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.38% at December 31, 2007).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

Securities Sold Under Agreements to Repurchase.  The Company offered the securities sold under agreements to repurchase to various other customers. We swept the funds in these deposit accounts that exceeded an established minimum threshold into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by the Company collateralized by certain of securities that were held at the Bank. For 2007, the average daily balance of these repurchase agreements was $1.7 million and the maximum monthly amount of funds provided by these entities at any date was $5.4 million. The weighted average rate paid during the year was 4.95%.

In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.4 million. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% (the rate was 4.13% at December 31, 2007) until November 2008 at which time it converts to a fixed rate of 4.54%. The agreement has a maturity date of November 2016 and is callable by the holder at any time after November 7, 2008. The weighted average rate paid during the year was 4.24%.

In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This agreement is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $12.1 million. Interest is payable on a quarterly basis and is a fixed rate of 3.55% until September 2008 at which time it converts and adjusts quarterly at the rate of 8.75% minus the three-month LIBOR with a zero percent floor and a cap of 4.75%. The agreement has a maturity date of September 2014 and is callable by the holder at any time after September 5, 2008.

Preferred Stock

We have outstanding two series of preferred stock, designated the 7.0% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) and the 6.82% Series B Non-Cumulative Convertible Preferred Stock (the “Series B Preferred”), respectively.

The Series A Preferred is entitled to non-cumulative dividends at an annual rate of $0.735 per share payable semi-annually, has a liquidation preference of $10.50 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series A Preferred converts into one share common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $16.00 per share for 60 consecutive trading days after December 31, 2008. Bancshares has the right to redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

The Series B Preferred is entitled to non-cumulative dividends at an annual rate of $1.16 per share payable quarterly, has a liquidation preference of $17.00 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series B Preferred converts into one share of common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $22.00 per share for 60 consecutive trading days after September 30, 2010. Bancshares has the right to redeem the Series A Preferred for $17.00 per share plus declared and unpaid dividends at any time on or after September 30, 2013.

The Company has classified the Series A Preferred and Series B Preferred as mezzanine capital in its consolidated balance sheets. This classification is because the Series A Preferred and the Series B Preferred are redeemable at the option of the Company and a majority of the Board of Directors of the Company own shares of the Series A Preferred and the Series B Preferred.

Asset and Liability Management

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

The following table sets forth the distribution of our rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY
At December 31, 2007

	Three	Over Three	Over One Year
	Months or	Through	Through	Over
	Less	Twelve Months	Five Years	Five Years	Total
	(Dollars in thousands)

Assets
Federal funds sold	$26,925	$—	$—	$—	$26,925
Time deposits with other financial institutions	953	100	198	—	1,251
Securities held to maturity	1,000	6,994	8,492	89,460	105,946
Loans, gross	453,333	112,096	233,301	105,905	904,635

Total rate-sensitive assets	482,211	119,190	241,991	195,365	1,038,757

Liabilities:
Demand deposits	$9,834	$—	$—	$—	$9,834
Savings and money market accounts	197,076	—	—	—	197,076
Certificates of deposit	64,825	222,297	219,058	—	506,180
FHLB advances	50,000	10,000	20,000	—	80,000
Securities sold under agreements to repurchase	35,364	—	—	—	35,364
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	384,936	232,297	239,058	—	856,291

Interval Gaps:
Interest rate sensitivity gap	$97,275	$(113,107)	$2,933	$195,365	$182,466

Rate sensitive assets to rate sensitive liabilities	125.3%	51.3%	101.2%	N/A	121.3%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$97,275	$(15,832)	$(12,899)	$182,466	$182,466

Rate sensitive assets to rate sensitive liabilities	125.3%	97.4%	98.5%	121.3%	121.3%

% of rate sensitive assets in period	46.4%	57.9%	81.2%	100.0%	N/A

Selected Financial Ratios

The following table sets forth selected financial ratios for the periods indicated:

SELECTED FINANCIAL RATIOS

	For the Years Ended December 31,
	2007	2006	2005

Net income to average assets	0.42%	1.02%	1.16%
Net income to average equity	10.77%	26.29%	22.09%
Average equity to average assets	3.90%	3.90%	5.24%

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

Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets increases substantially from their current level, our results of operations and financial condition will be affected. A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Our allowances for loan losses may be inadequate.

We establish ALL against each segment of our loan portfolio. At December 31, 2007, our allowance for loan losses equaled 1.69% of loans. Although we believe that we have established adequate ALL as of December 31, 2007, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of our ALL. In addition, the FDIC and California DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to our ALL may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations. We expect credit losses in our residential construction loan portfolio to remain at somewhat elevated levels well into 2008 as compared to the recent past.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally, Southern California) as well as regional and national economic conditions. Should the economic condition in these areas continue to deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, the continuation of an unfavorable economy could reduce the demand for our loans and other products and services.

At December 31, 2007, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by weaknesses in the housing market and the California economy. Real estate market declines have adversely affected the values of the properties collateralizing loans and may continue to decline. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

A significant portion of our loan portfolio consists of construction loans to developers for tract projects, single family homes for resale to unidentified buyers, and land development loans.

At December 31, 2007, we had outstanding construction loans to developers for tract projects, and for single family homes for sale to unidentified buyers totaling $154.0 million, representing 17% of our loan portfolio, and additional commitments for these projects in the amount of $46.6 million. In addition, we had outstanding land development loans totaling $55.3 million, representing 6% of our loan portfolio, and additional commitments for these projects in the amount of $1.8 million. These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties. A construction loan or land development loan generally does not cover the full amount of the development costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction and development with our own funds to minimize losses on the project.

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

For more than the past year, one individual has represented a number of entities that have provided a significant amount of funds to us. At December 31, 2007, these entities had provided us an aggregate of $38.6 million of deposits. During 2007, the maximum amount of funds provided by these entities at any date was $45.1 million. We provide additional collateral to this customer for the deposits in excess of the FDIC insurance limit through a $38 million letter of credit from the FHLB. We monitor this relationship closely, and have adequate liquidity to fund any consequential withdrawals. If we had to replace these deposits, the new deposits or borrowings might be more costly which would adversely affect our net interest income.

A significant portion of our deposits were obtained through brokers, and during 2007 almost all of these deposits were obtained through one broker.

We attract a significant amount of deposits from brokers who place certificates of deposit with their customers. As of December 31, 2007, brokered deposits were $197.2 million representing 22.9% of total deposits as compared to $162.4 million at December 31, 2006 representing 22.7% of total deposits. All except $10.0 million of our brokered deposits at December 31, 2007 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the certificates of deposit we desire through other brokers. However, we could be adversely affected because the certificates of deposit through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of December 31, 2007 mature at various times through September 2011, and thus such discontinuation would not result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.

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

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	36
Financial Statements:
Consolidated Balance Sheets at December 31, 2007 and 2006	37
Consolidated Statements of Earnings for the years ended December 31, 2007 and 2006	38
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	39
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006	40
Notes to Consolidated Financial Statements	41
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Alliance Bancshares California
Culver City, California

We have audited the consolidated balance sheets of Alliance Bancshares California and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancshares California and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years the ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Pasadena, California
March 31, 2008

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Cash and due from banks	$17,325	$18,732
Federal funds sold	26,925	28,810

Total cash and cash equivalents	44,250	47,542
Time deposits with other financial institutions	1,251	2,556
Securities held to maturity, fair market value $106,282 at December 31, 2007; $104,153 at December 31, 2006	105,946	104,627
Loans held for sale	—	305
Loans, net of the allowance for loan losses of $15,284 at December 31, 2007; $9,195 at December 31, 2006	887,652	700,189
Equipment and leasehold improvements, net	4,795	4,286
Accrued interest receivable and other assets	22,709	16,257

Total assets	$1,066,603	$875,762

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$147,242	$157,265
Interest bearing:
Demand	9,834	12,817
Savings and money market	197,076	183,692
Certificates of deposit	506,180	363,094

Total deposits	860,332	716,868
Accrued interest payable and other liabilities	6,271	7,774
FHLB advances	80,000	50,000
Securities sold under agreements to repurchase	35,364	20,000
Junior subordinated debentures	27,837	27,837

Total liabilities	1,009,804	822,479

Commitments and contingencies	—	—
Redeemable preferred stock:
Serial preferred stock, no par value:
Authorized — 20,000,000 shares 7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding — 733,050 shares at December 31, 2007 and 2006	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding — 667,096 shares at December 31, 2007 and 2006	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ equity:
Common stock, no par value:
Authorized — 20,000,000 shares
Outstanding — 6,177,879 shares at December 31, 2007; 6,151,679 shares at December 31, 2006	6,722	6,600
Additional paid-in capital	1,110	502
Undivided profits	29,951	27,165

Total shareholders’ equity	37,783	34,267

Total liabilities, redeemable preferred stock and shareholders’ equity	$1,066,603	$875,762

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006
	(Dollars in thousands except per share data)

Interest Income:
Interest and fees on loans	$72,573	$59,964
Interest on time deposits with other financial institutions	69	168
Interest on securities held to maturity	5,253	4,252
Interest on federal funds sold	2,037	1,309

Total interest income	79,932	65,693

Interest Expense:
Interest on deposits	30,788	22,076
Interest on FHLB advances	2,864	2,028
Interest on securities sold under agreements to repurchase	1,082	1,128
Interest on junior subordinated debentures	2,055	1,717

Total interest expense	36,789	26,949

Net interest income before provision for loan losses	43,143	38,744
Provision for Loan Losses	10,416	3,888

Net interest income	32,727	34,856

Non-Interest Income:
Service charges and fees	1,187	1,095
Net gains on sales of loans held for sale	1,012	463
Broker fees on loans	222	321
Other non-interest income	1,040	835

Total non-interest income	3,461	2,714

Non-Interest Expense:
Salaries and related benefits	16,567	13,190
Occupancy and equipment expenses	3,865	2,999
Professional fees	1,631	1,538
Data processing	846	833
Other operating expense	5,678	5,322

Total non-interest expense	28,587	23,882

Earnings Before Income Tax Expense	7,601	13,688
Income tax expense	3,503	5,681

Net Earnings	$4,098	$8,007

Earnings per Common Share:
Basic earnings per share	$0.45	$1.10
Diluted earnings per share	$0.45	$1.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net earnings	$4,098	$8,007
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	11	556
Depreciation and amortization	1,389	1,189
Deferred income taxes	(2,822)	(2,054)
Provision for loan losses	10,416	3,888
Compensation expense on stock options	470	359
Net gains on sales of loans held for sale	(1,012)	(463)
Proceeds from sales of loans held for sale	65,629	26,374
Originations of loans held for sale	(64,312)	(25,608)
Excess tax benefit from share based payment arrangements	(138)	(143)
(Increase) in accrued interest receivable and other assets	(1,531)	(2,087)
Increase (decrease) in accrued interest payable and other liabilities	(1,503)	3,663

Net cash provided by operating activities	10,695	13,681

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	1,305	5,689
Loans	(198,979)	(159,258)
Purchase of equipment and leasehold improvements	(1,898)	(1,480)
Purchase of securities held to maturity	(63,023)	(65,914)
Proceeds from maturities of securities held to maturity	61,693	36,211
Investment in statutory trust	—	(310)
(Purchase) redemption of FHLB stock	(861)	15

Net cash used by investing activities	(201,763)	(185,047)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(13,006)	54,634
Savings and money market	13,384	18,329
Certificates of deposit	143,086	112,596
Proceeds from issuance of junior subordinated debentures	—	10,310
Increase (decrease) in securities sold under agreements to repurchase	15,364	(21,134)
Excess tax benefit from share based payment arrangements	138	143
Proceeds from stock options exercised	122	193
Dividends paid on preferred stock	(1,312)	(1,312)
Proceeds from FHLB advances	30,000	15,000

Net cash provided by financing activities	187,776	188,759

Net increase (decrease) in cash and cash equivalents	(3,292)	17,393
Cash and cash equivalents, beginning of year	47,542	30,149

Cash and Cash Equivalents, end of year	$44,250	$47,542

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$35,725	$26,069
Income taxes	$7,486	$7,516
Supplemental Disclosure of Non-cash Transactions:
Non-cash Investing and financing activities:
Transfer from loans to Other Real Estate Owned	$1,100	$—

The accompanying notes are an integral part of these statements.

ALLIANCE BANCSHARES CALIFORNIA

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Two Years Ended December 31, 2007

	Common Stock		Additional
	Number of		Paid in	Undivided
	Shares	Amount	Capital	Profits	Total

Balance, December 31, 2005	$6,066	$6,407	$—	$20,470	$26,877
Stock options exercised	86	193	—	—	193
Dividends on preferred stock	—	—	—	(1,312)	(1,312)
Excess tax benefit of non-qualified stock options	—	—	143	—	143
Compensation expense on stock options	—	—	359	—	359
Net earnings	—	—	—	8,007	8,007

Balance, December 31, 2006	6,152	6,600	502	27,165	34,267
Stock options exercised	26	122	—	—	122
Dividends on preferred stock	—	—	—	(1,312)	(1,312)
Excess tax benefit of non-qualified stock options	—	—	138	—	138
Compensation expense on stock options	—	—	470	—	470
Net earnings	—	—	—	4,098	4,098

Balance, December 31, 2007	6,178	$6,722	$1,110	$29,951	$37,783

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Alliance Bancshares California (“Bancshares”), its wholly owned subsidiary Alliance Bank (the “Bank”) and Lexib Realcorp, an inactive wholly owned subsidiary of the Bank. Bancshares is a bank holding company that was incorporated in 2000 in the State of California. The Bank is a commercial bank that was incorporated in 1979 in the State of California. The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation. The Bank conducts its banking operations primarily in the six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura and occasionally other areas of California and other states. References in these Notes to the “Company” refer to Bancshares and its consolidated subsidiaries.

Bancshares has three other subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II, and Alliance Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005, and 2006, respectively, to issue trust preferred securities. FIN 46 and FASB interpretation No. 46R do not allow the consolidation of the trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $837,000 which is included in other assets.

The accounting and reporting policies of the Bank and the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

The following are descriptions of the more significant of those policies:

A.	Principles of Consolidation

The consolidated financial statements include the accounts of Bancshares, the Bank and the Bank’s wholly owned inactive subsidiary. All material intercompany accounts and transactions have been eliminated.

B.	Securities Held to Maturity

The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For collateralized mortgage obligations and mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.

C.	Loans Held for Sale

Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to any servicing rights retained. All sales are made without recourse.

D.	Loans

Loans receivable that the Company has the intent and the ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by net deferred loan fees and costs and an allowance for loan losses. Interest is accrued daily on the outstanding balances. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment of the related loan’s yield using the effective interest method. The Company amortizes these amounts over the contractual life of the loan.

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

E.	Allowance for Loan Losses

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

Also included in the allowance for loan losses are provisions for loans that have declined in value and that management has determined to be impaired. Management deems a loan to be impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Impaired loans are measured on an individual basis for commercial and construction loans based upon the present value of expected future cash flows discounted at the loan’s effective rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Loan Sales and Servicing

The Company originates loans under a SBA program that provides for SBA guarantees of generally 75% of the principal amount of each loan. The Company routinely sells the guaranteed portion of these loans to third parties and retains the non-guaranteed portion of the loans. Transfers of loans held for sale in which the Company surrenders control over those loans are accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred loans, is received in exchange. For loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair values of servicing assets are estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. The Company periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. The balance of the servicing assets as of December 31, 2007 and 2006 was $0.2 million and $0.4 million, respectively. There was no impairment of servicing assets identified as of December 31, 2007 and 2006.

The aggregate principal balance of SBA loans serviced for others was $53.0 million and $59.4 million at December 31, 2007 and 2006, respectively.

G.	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in the capital stock of the FHLB of San Francisco in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the FHLB stock and it has no quoted market value. The total amount of FHLB stock included in other assets was $3.8 million and $2.9 million at December 31, 2007 and 2006, respectively.

H.	Redeemable Preferred Stock

The Company classifies redeemable preferred stock as mezzanine capital if it is redeemable either at the option of the Company and a majority of the Board of Directors of the Company owns the stock, or at the option of the holder.

I.	Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset which range from 2 to 15 years. Amortization is computed on the straight-line method over the useful life of the leasehold improvement or the term of the lease, whichever is shorter. Equipment and leasehold improvements are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

J.	Basic and Diluted Earnings per Share

We account for EPS in accordance with SFAS No. 128 “Earnings Per Share”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the issuance of common stock that then shared in the earnings of the entity. The diluted EPS computation does not include the anti-dilutive effect of options to purchase 357,500 shares and 103,700 shares for the years ended December 31, 2007 and 2006, respectively.

K.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

L.	Time Deposits with Other Financial Institutions

Time deposits with other financial institutions have an original maturity of three months to four years and are carried at cost at December 31, 2007.

M.	Income Taxes

The Company accounts for income taxes on the asset and liability method under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized.

N.	Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. At December 31, 2007, there was one property in other real estate owned with a book value of $1.1 million. There was no other real estate owned at December 31, 2006.

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

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation cost was recognized in the consolidated financial statements for employee and director stock options for periods prior to January 1, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payment (“SFAS 123-R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of those dates. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123-R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had excess tax benefits of $138,000 and $143,000 resulting from exercise of non-qualified stock options or from disqualifying dispositions of shares acquired upon exercise of incentive stock options for the year ended December 31, 2007 and 2006, respectively.

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

Federal Home Loan Bank stock:  The Bank is a member of the FHLB system and maintains an investment in capital stock of the FHLB. No ready market exists for the FHLB stock and it has no quoted market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar credit risk and for the remaining maturities. The carrying amount of these borrowings approximates their fair value.

R.	Securities Sold Under Agreements to Repurchase

We periodically enter into repurchase agreements in which the Company acquires funds that are immediately available by selling securities and simultaneously agreeing to repurchase the same or similar securities after a specified time at a given price (repurchase agreements). Fixed coupon repurchase agreements are treated as financing activities. Accordingly, the securities underlying the agreements remain in the securities balance, and the obligations to repurchase securities sold are reflected as a liability.

S.	Advertising Costs

Advertising costs are expensed as incurred.

T.	Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.

In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the Bank’s five regional banking centers that provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives, and professionals. The Bank’s regional banking centers are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, investment securities, money desk certificates of deposit and brokered deposits.

Management’s accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.

The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is its most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the years ended December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table also shows the assets allocated to each of these segments as of December 31, 2007 and 2006.

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
	(Dollars in thousands)

2007
Interest income	$31,794	$34,011	$4,128	$9,999	$79,932
Credit for funds provided	27,176	1,661	165	(29,002)	—

Total interest income	58,970	35,672	4,293	(19,003)	79,932

Interest expense	15,532	—	1	21,256	36,789
Charge for funds used	20,098	17,664	1,698	(39,460)	—

Total interest expense	35,630	17,664	1,699	(18,204)	36,789

Net interest income (loss)	23,340	18,008	2,594	(799)	43,143
Provision for loan losses	—	—	—	10,416	10,416

Net interest income (loss) after provision for loan losses	23,340	18,008	1,594	(11,215)	32,727

Non-interest income	1,561	532	540	828	3,461
Non-interest expense	10,308	2,710	1,445	14,124	28,587

Net contribution to earnings before tax expense	$14,593	$15,830	$1,689	$(24,511)	$7,601

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
	(Dollars in thousands)

2006
Interest income	$22,253	$31,339	$4,249	$7,852	$65,693
Credit for funds provided	20,407	1,461	180	(22,048)	—

Total interest income	42,660	32,800	4,429	(14,196)	65,693

Interest expense	12,027	4	2	14,916	26,949
Charge for funds used	13,113	14,546	1,532	(29,191)	—

Total interest expense	25,140	14,550	1,534	(14,275)	26,949

Net interest income	17,520	18,250	2,895	79	38,744
Provision for loan losses	—	—	—	3,888	3,888

Net interest income after provision for loan losses	17,520	18,250	2,895	(3,809)	34,856

Non-interest income	1,085	123	750	756	2,714
Non-interest expense	7,690	2,069	1,523	12,600	23,882

Net contribution to earnings before tax expense	$10,915	$16,304	$2,122	$(15,653)	$13,688

Segment assets as of:
December 31, 2007	$489,666	$357,087	$32,575	$187,275	$1,066,603
December 31, 2006	$322,610	$337,548	$34,345	$181,259	$875,762

Note:  Overhead expenses are not allocated for costs from administration departments to operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact of SFAS 157 on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company is subject to federal income tax and income tax of the state of California. In addition to 2007, our federal income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit by state authorities. The Company has adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements and a cumulative adjustment was not recorded. Interest and penalties related to uncertain tax positions are recorded as other expense.

2.	Balances at the Federal Reserve Bank

Federal Reserve Board regulations may require that the Company maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank depending on the Company’s level of deposits. The reserves required to be maintained at the Federal Reserve Bank was $66,000 at December 31, 2007. There was no balance required to be maintained with the Federal Reserve Bank at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities Held to Maturity

The amortized cost and estimated fair value of securities held to maturity at December 31, 2007 and 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Agency securities	$10,477	$26	$—	$10,503
Corporate bonds	6,009	—	143	5,866
Collateralized mortgage obligations and mortgage backed securities	89,460	834	381	89,913

	$105,946	$860	$524	$106,282

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
2006	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Agency securities	$37,927	$16	$88	$37,855
Corporate bonds	9,575	—	186	9,389
Collateralized mortgage obligations and mortgage backed securities	57,125	206	422	56,909

	$104,627	$222	$696	$104,153

The amortized cost and estimated fair value of investment securities at December 31, 2007 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company had no tax-exempt securities for the years ended December 31, 2007 or 2006.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)

Within one year	$7,994	$7,951
After one year but within five years	8,492	8,418
Collateralized mortgage obligations and mortgage backed securities	89,460	89,913

	$105,946	$106,282

At December 31, 2007, securities with an amortized cost of $51.2 million were pledged at the Federal Reserve to secure a discount line, at Citigroup Global Markets, Inc. to secure structured repurchase agreements and at the FHLB to secure a letter of credit and various advances. At December 31, 2006, securities with an amortized cost of $37.0 million were pledged at the Federal Reserve to secure a discount line and at Wells Fargo Bank to secure repurchase agreements with one of the Bank’s depositors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at December 31, 2007 and 2006 are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

Corporate bonds	$—	$—	$5,866	$143	$5,866	$143
Collateralized mortgage obligations and mortgage backed securities	11,669	40	20,971	341	32,640	381

	$11,669	$40	$26,837	$484	$48,338	$524

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
2006	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Agency securities	$19,903	$33	$12,937	$55	$32,840	$88
Corporate bonds	—	—	9,389	186	9,389	186
Collateralized mortgage obligations and mortgage backed securities	18,593	68	23,879	354	42,472	422

	$38,496	$101	$46,205	$595	$84,701	$696

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

The Company’s corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at December 31, 2007. Because these securities mature within the next one and one-half years, the Company believes that it will fully recover its principal investment and does not consider these investments to be other than temporarily impaired at December 31, 2007 or 2006.

Additionally, at December 31, 2007, more than 70% of the Company’s collateral mortgage obligations and mortgage-backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage. The Company believes that it will fully recover the principal investment on these securities. The remaining collateralized mortgage obligations and mortgage-backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of December 31, 2007 and, therefore, the Company does not consider these investments to be other than temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans

The composition of the Company’s loan portfolio at the dates indicated was as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Commercial loans	$262,374	$203,984
Construction loans	272,279	260,805
Real estate loans	358,907	241,734
Other loans	11,075	6,062

Total	904,635	712,585
Less — net deferred loan fees	(1,699)	(3,201)
Less — allowance for loan losses	(15,284)	(9,195)

Net loans	$887,652	$700,189

The Company originates commercial, construction, real estate loans and home equity lines of credit primarily to small to mid-sized businesses, builders and professionals located in Southern California. The amount of collateral obtained, if deemed necessary by the Company, is determined in accordance with the Company’s underwriting criteria. During 2007, the Company has significantly increased the volume and dollar amounts of its loans in primarily the commercial loan and real estate loan categories.

At December 31, 2007 and 2006, qualifying loans with an outstanding balance of $340.4 million and $228.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.

An analysis of the activity in the allowance for loan losses for the years at the dates indicated is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$9,195	$6,051
Recoveries	207	389
Provision for loan losses	10,416	3,888
Charge offs	(4,685)	(1,419)
Other adjustments	151	286

Balance, end of year	$15,284	$9,195

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loans pursuant to Statement of Financial Accounting Standards, or SFAS, 114, Accounting by Creditors for Impairment of a Loan, totaled $45.0 million and $0.6 million as of December 31, 2007 and 2006, respectively. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment are specifically excluded from the impaired loan portfolio. A significant majority of the impaired loans as of December 31, 2007 relates to construction and land loans and commercial loans. As of December 31, 2007 $28.1 million of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan will not be collected as scheduled in the loan agreement. The $45.0 million of impaired loans as of December 31, 2007 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements. These loans are adequately collateralized as of December 31, 2007. However, this assessment could change in the near future depending on various factors, including a decrease in the value of real estate values in southern California.

The following is a summary of the information pertaining to impaired loans at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)

Impaired loans with a valuation allowance	$16,863	$3,796
Impaired loans without a valuation allowance	28,124	2,189

Total Impaired loans	$44,987	$5,985

Valuation allowance related to impaired loans	$2,700	$565

Average recorded investment in impaired loans	$54,238	$6,254

Cash collections applied to reduce principal balance	$12,137	$1,185

Interest income recognized on cash collections	$3,485	$157

Loans on which the accrual of interest had been discontinued amounted to $28.8 million at December 31, 2007 and $5.9 million at December 31, 2006. If interest on those loans had been accrued, such income would have approximated $2.3 and $0.3 million for 2007 and 2006, respectively. Additionally, there were no loans more than 90 days past due and still accruing interest at December 31, 2007 versus $0.2 million in such loans at December 31, 2006. Subsequent to December 31, 2007 a $1.0 million non-performing loan was paid in full and another non-performing loan was paid down by $1.1 million.

The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. As a result, our construction loan delinquencies and non-performing assets increased during 2007 resulting in an increase in the provision for loan losses. The Company expects the economic environment to remain weak in 2008 with credit costs in our residential construction loan portfolio to remain at elevated levels. Based on the Company’s review of the underlying collateral, cash flows and other factors, the Company believes that the allowance for loan losses at December 31, 2007 is adequate. However, no assurance can be given that future provisions for loan losses will not be necessary.

5.	Equipment and Leasehold Improvements

The amount of depreciation and amortization included in operating expenses was $1.4 million and $1.2 million for 2007 and 2006, respectively, and was based on the following estimated useful asset lives:

Furniture, fixtures and equipment	2 to 10 years
Leasehold improvements	5 to 15 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment and leasehold improvements at the dates indicated consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Furniture, fixtures and equipment	$8,057	$6,976
Leasehold improvements	2,637	1,823

	10,694	8,799
Less — Accumulated depreciation and amortization	(5,899)	(4,513)

	$4,795	$4,286

6.	Income Taxes

The provision (benefit) for income taxes for the dates indicated consisted of the following:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Current:
Federal	$4,954	$5,801
State	1,371	1,934

	6,325	7,735
Deferred:
Federal	(2,059)	(1,594)
State	(763)	(460)

	(2,822)	(2,054)

	$3,503	$5,681

As a result of the following items, the total provision for income taxes for the dates indicated was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Year Ended
	December 31,
	2007	2006

Federal income tax at statutory rate	35.0%	35.0%
Changes due to: State franchise tax, net of federal income tax benefit	5.3	7.1
Changes due to: Stock option expense	2.1	1.0
Other	3.7	(1.6)

	46.1%	41.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities at the dates indicated consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred tax assets (liabilities):
Allowance for loan losses	$6,747	$3,793
Fixed assets	123	(42)
State income taxes	(89)	295
Other, net	228	140

Net deferred tax asset included in other assets	$7,008	$4,186

7.	Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, 2007 and 2006 are computed as follows:

	Net		Per Share
2007	Earnings	Shares	Amount
	(Dollars in thousands)

Basic earnings per share:
Net earnings	$4,098
Cash dividends on convertible preferred stock	(1,312)

Net earnings available to common shareholders	2,786	6,166,720	$0.45
Effect of exercise of options	—	80,189

Diluted earnings per share:
Net earnings available to common shareholders	$2,786	6,246,909	$0.45

Since the diluted earnings per share calculation for December 31, 2007 is anti-dilutive, the basic earnings per share amount is used for diluted earnings per share.

The convertible preferred stock is anti-dilutive to the earnings per share calculation for the year ended December 31, 2007 and has therefore not been included in the table above.

	Net		Per Share
2006	Earnings	Shares	Amount
	(Dollars in thousands)

Basic earnings per share:
Net earnings	$8,007
Cash dividends on convertible preferred stock	(1,312)

Net earnings available to common shareholders	6,695	6,081,206	$1.10
Cash dividends on convertible preferred stock	1,312
Effect of exercise of options	—	176,918
Effect of conversion of Series A preferred stock		733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$8,007	7,658,270	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Options

The Company currently has one equity incentive plan currently in effect, it’s 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2005 Plan, the Company may issue up to 450,000 shares of common stock upon the exercise of incentive and non-qualified options, as restricted stock grants, or upon exercise of stock appreciation rights. To date, the Company has issued only options under the 2005 Plan.

The Company had another equity incentive plan, the 1996 Combined Incentive and Qualified Stock Option Plan (“1996 Plan”), pursuant to which the Company could issue up to 800,000 shares of common stock upon exercise of incentive and non-qualified options. The 1996 Plan expired in February 2006, although options remain outstanding under that Plan.

Both Plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term not to exceed ten years (five years with respect to options granted to employees holding 10% or more of the voting stock of the Company). Options must vest in various increments not less frequently than 20% per year.

As of December 31, 2007: (i) under the 1996 Plan, 510,800 shares had been issued and options to purchase 262,600 shares were outstanding; and (ii) under the 2005 Plan, 243,500 shares had been issued, options to purchase 228,000 shares were outstanding and 222,000 shares remained available for future options.

At December 31, 2007, compensation expense related to non-vested stock option grants aggregated $1.6 million and is expected to be recognized in the consolidated statement of earnings as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
2008	$512
2009	467
2010	344
2011	188
2012	51

Total	$1,562

The Company uses the Black-Scholes option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The expected life of options is derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate is based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility is based on historical volatility of the Company’s stock. The dividend yield is based on historical experience and expected future changes. The Company has not historically paid dividends on its common stock.

The following table summarizes the weighted average assumptions used for stock options granted in the years presented:

	Year Ended December 31,
	2007	2006

Risk-free rate	4.43% - 4.82%	4.57% - 5.06%
Expected lives	4 - 6.5 years	4 - 6.5 years
Expected volatility	32.92% - 36.43%	38.92% - 44.03%
Weighted average volatility	36.07%	42.27%
Fair value	$7.11	$7.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share option activity under the Plans for the period indicated:

	Shares		Weighted Average
	Underlying	Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value
	(Dollars in thousands)

2007
Outstanding at December 31, 2006	425,000	$9.72
Granted	106,000	16.19
Exercised	(26,200)	4.68
Forfeited	(14,200)	12.04

Outstanding at December 31, 2007	490,600	11.32	6.62	$402

Vested or expected to vest at December 31, 2007	471,809	11.21	6.58	$401

Exercisable at December 31, 2007	204,300	7.57	4.99	$393

The weighted-average grant-date fair value of options granted was $7.11 and $7.77 for 2007 and 2006, respectively. The total intrinsic value of options exercised during the year ended 2007 and 2006 was $0.3 million and $1.2 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience.

The Company has a policy of issuing new shares to satisfy share option exercises.

9.	Employee Benefit Plans

The Company’s 1996 Combined Incentive and Non-Qualified Stock Option Plan (“1996 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”) are described in Note 8 above.

The Company has an employee retirement savings plan that qualifies as a 401(k) savings plan for federal income tax purposes. The terms of the plan require the Company to contribute one dollar to the plan for every dollar contributed by eligible employees up to a maximum of 5% of each employee’s gross salary. For the years ended December 31, 2007 and 2006, the Company contributed approximately $592,700, and $453,000, respectively. The profit sharing provision of the 401(k) savings plan provides for a discretionary contribution to be made to each eligible employee. The Company elected not to make a profit sharing contribution for the year ended December 31, 2007. The Company elected to contribute 4% of net income ($320,000) for the year ended December 31, 2006.

10.	Certificates of Deposit

The aggregate amount of the certificates of deposit in denominations of $100,000 or more at December 31, 2007 and 2006 was approximately $336.2 million and $247.9 million, respectively. Interest expense on such deposits was approximately $14.0 million in 2007 and $10.0 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The approximate scheduled maturities of certificates of deposit at December 31, 2007 were as follows:

Amount
(Dollars in thousands)

2008	$277,435
2009	130,127
2010	54,214
2011	12,105
Thereafter	99

Total	$473,980

Time deposits included in IRA accounts have been excluded from the above maturities.

The Company has a money desk that attracts primarily certificates of deposit from institutional investors nationwide by telephone. The Company also engages brokers to place certificates of deposit for their customers. Certificates of deposit include amounts arranged through a single intermediary totaled 39.0% and 43.5% of all certificates of deposit at December 31, 2007 and 2006, respectively. The weighted average interest rate on brokered certificates of deposit at December 31, 2007 and 2006 was 4.68% and 4.49%, respectively.

11.	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Lease Commitments.  The Company has noncancelable operating leases relating to its corporate headquarters and Los Angeles Regional Banking Centers through January 2010, its San Fernando Valley Regional Banking Center through February 2012, its Media Center Regional Banking Center through September 2009, its Real Estate Industries Division Office through May 2008, its Westside Regional Banking Center through March 2014, and its Orange County Regional Banking Center through June 2018.

The future minimum lease payments under the six leases for the year ended December 31, 2007 are as follows:

Minimum
Lease
Payments
(Dollars in thousands)

2008	$1,665
2009	1,773
2010	1,265
2011	1,246
2012	1,179
Thereafter	6,101

$13,229

Certain lease agreements provide for scheduled rent increases during the lease term. Such “stepped” rent expense is recorded on a straight line basis over the respective terms of the leases. Rent expense for the years ended December 31, 2007 and 2006 totaled approximately $1.8 million, and $1.4 million, respectively.

Legal Contingencies.  The Company is subject to various claims and lawsuits that arise in the ordinary course of business. The Company does not anticipate any material losses with respect to any claims or lawsuits existing at December 31, 2007.

Financial Instruments with Off-Balance Sheet Risk.  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company had the following financial instruments as of December 31, 2007:

Contractual or
Notional
Amount
(Dollars in thousands)

Commitments to extend credit	$231,154
Standby letters of credit and financial guarantees written	$45,655

Commitments to extend credit are agreements to lend up to a specified amount to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on a credit evaluation of the counterparty. Collateral held varies, but may include assignment of deposits and assignment of real estate interests. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All standby letters of credit existing at December 31, 2007 will mature at various dates through 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which collateral is deemed necessary.

12.	Parent Company Only Condensed Financial Statements

The condensed parent company financial statements of Bancshares follow:

Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

Assets:
Cash and due from banks	$167	$170
Investments in subsidiary	84,128	80,513
Other assets	935	1,035

Total assets	$85,230	$81,718
Liabilities, Redeemable Preferred Stock and Shareholders’ Equity:
Other liabilities	$594	$598
Junior subordinated debentures	27,837	27,837
Redeemable preferred stock	19,016	19,016
Shareholders’ equity	37,783	34,267

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$85,230	$81,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Earnings

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Dividends from Bank	$2,500	$2,100
Interest and other expenses	(2,082)	(2,104)

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	418	(4)
Income tax benefit	816	748

Income before equity in undistributed earnings of subsidiary	1,234	744
Equity in undistributed earnings of subsidiary	2,864	7,263

Net earnings	$4,098	$8,007

Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net earnings	$4,098	$8,007
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,864)	(7,263)
Compensation expense on stock options	—	359
Excess tax benefit from share based payment arrangements	—	(143)
(Increase) decrease in other assets	100	(135)
Increase (decrease) in other liabilities	(147)	177

Net cash provided by operating activities	1,187	1,002
Cash Flows from Investing Activities:
Investment in subsidiary	—	(10,310)

Net cash used in investing activities	—	(10,310)

Cash Flows from Financing Activities:
Proceeds from stock options and warrants exercised	122	193
Excess tax benefit from share based payment arrangements	—	143
Proceeds from issuance of junior subordinated debentures	—	10,310
Dividend paid on preferred stock	(1,312)	(1,312)

Net cash (used in) provided by financing activities	(1,190)	9,334

Net increase (decrease) in cash and due from banks	(3)	26
Cash and due from banks, beginning of year	170	144

Cash and due from banks, end of year	$167	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at the dates indicated was as follows:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$44,250	$44,250	$47,542	$47,542
Time deposits with other financial institutions	1,251	1,251	2,556	2,556
Securities held to maturity	105,946	106,282	104,627	104,153
FHLB Stock	3,760	3,760	2,899	2,899
Loans held for sale	—	—	305	305
Loans, net	887,652	879,657	700,189	698,677
Accrued interest receivable	5,068	5,068	4,997	4,997
Financial liabilities:
Deposits	860,332	859,255	716,868	715,000
Accrued interest payable	2,664	2,664	2,063	2,063
FHLB advances	80,000	79,581	50,000	49,954
Securities sold under agreements to repurchase	35,364	35,364	20,000	20,000
Junior subordinated debentures	27,837	27,837	27,837	27,837

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2007.

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

On March 31, 2004, Bancshares issued 733,050 shares of a newly created 7% Series A Non-Cumulative Convertible Preferred Stock (the “Series A Preferred”) at $10.50 per share for total proceeds of $7.7 million. The Series A Preferred is entitled to noncumulative dividends at an annual rate of $0.735 per share payable semiannually, has a liquidation preference of $10.50 per share plus declared and unpaid dividends, and has no voting rights except as required by law. Each share of Series A Preferred converts into one share common stock at any time at the option of the holder and automatically if the market price of the common stock exceeds $16.00 per share for 60 consecutive trading days after December 31, 2008. Bancshares has the right to redeem the Series A Preferred for $10.50 per share plus declared and unpaid dividends at any time on or after December 31, 2012.

The Company has classified the Series A Preferred and Series B Preferred as mezzanine capital in its consolidated balance sheets. This classification is because the Series A Preferred and the Series B Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are redeemable at the option of the Company and a majority of the Board of Directors of the Company own shares of the Series A Preferred and the Series B Preferred.

15.	Related Party Transactions

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

An analysis of the activity with respect to loans to directors and executive officers for the years ended December 31, 2007 and 2006 is as follows:

	Balances at			Balances at
	January 1,	New Loans &		December 31,
2007	2007	Additions	Repayments	2007
	(Dollars in thousands)

Directors and executive officers	$3,349	$8,193	$(2,028)	$9,514

	Balances at			Balances at
	January 1,	New Loans &		December 31,
2006	2006	Additions	Repayments	2006
	(Dollars in thousands)

Directors and executive officers	$5,838	$—	$(2,489)	$3,349

None of these loans were past due, considered impaired or on nonaccrual at December 31, 2007.

16.	Regulatory Capital

Bancshares and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. If Bancshares or the Bank fails to meet minimum capital requirements, regulators can initiate certain actions that could have a material effect on the Company’s financial statements. The regulations require Bancshares and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bancshares and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. Bancshares’s and the Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of December 31, 2007, Bancshares and the Bank met all applicable capital adequacy requirements.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action does not apply to bank holding companies. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that regulatory notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bancshares and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 were as follows:

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bancshares
Total Capital (to risk-weighted assets)	$95,364	10.20%	$74,787	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$75,377	8.06%	$37,394	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$75,377	7.30%	41,296	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$94,817	10.16%	$74,658	>=8.0%	$93,323	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$83,107	8.91%	$37,329	>=4.0%	$55,994	>=6.0%
Tier 1 Capital (to average assets)	$83,107	8.05%	$41,296	>=4.0%	$51,620	>=5.0%

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bancshares
Total Capital (to risk-weighted assets)	$89,126	11.77%	$60,571	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$70,514	9.31%	$30,286	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$70,514	8.34%	$33,838	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$88,521	11.70%	$60,506	>=8.0%	$75,633	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$79,326	10.49%	$30,253	>=4.0%	$45,380	>=6.0%
Tier 1 Capital (to average assets)	$79,326	9.38%	$33,838	>=4.0%	$42,297	>=5.0%

The Company has no formal dividend policy for its common stock, and dividends are paid solely at the discretion of the Company’s Board of Directors subject to compliance with regulatory requirements. There are also certain regulatory limitations on the payment of cash dividends by banks.

17.	Debt Arrangements

As of December 31, 2007, the Bank had $80.0 million in advances from the FHLB of San Francisco. These FHLB advances were collateralized by certain qualifying loans with a carrying value of $340.4 million and various investment securities with an amortized cost of $3.9 million. The advances mature on various dates between 2008 and 2010. Advances totaling $40.0 million bear interest at a weighted average fixed rate of 4.56% and advances totaling $40.0 million bear interest at a rate of the prime lending rate less a weighted average rate of 2.81% or 4.44% at December 31, 2007. Interest is payable monthly or quarterly with principal and any accrued interest due at maturity.

The following table provides additional information concerning the FHLB advances:

	2007	2006
	(Dollars in thousands)

Maximum balance during the year	$80,000	$55,000
Average daily balance during the year	$54,136	$39,467
Weighted average rate paid during the year	5.29%	5.14%
Balance at year-end	$80,000	$50,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of December 31, 2007 and 2006:

FHLB ADVANCE MATURITIES

	Interest Rate as of
Maturity Date	December 31, 2007	2007	2006
		(Dollars in thousands)

2008	4.38% - 5.31%	$40,000	$20,000
2009	3.86% - 4.45%	30,000	20,000
2010	4.51%	10,000	10,000

		$80,000	$50,000

18.	Securities Sold under Agreements to Repurchase.

In November 2006, the Company entered into a repurchase agreement in the amount of $20.0 million. This borrowing is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $24.4 million at December 31, 2007. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% per annum (the rate was 4.13% per annum at December 31, 2007) until November 2008 at which time it converts to a fixed rate of 4.54% per annum. The borrowing has a maturity date of November 2016 and is callable by the holder at any time after November 2008. The weighted average rate paid during the year was 4.24%.

In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This borrowing is collateralized by various collateralized mortgage obligations and mortgage-backed securities with an amortized cost of $12.1 million at December 31, 2007. Interest is payable on a quarterly basis and accrues at the rate of 3.55% per annum through September 2008 and adjusts quarterly thereafter at the rate of 8.75% per annum minus the three-month LIBOR with a zero percent floor and a cap of 4.75% per annum. The borrowing has a maturity date of September 2014 and is callable by the holder at any time after September 2008.

During 2007, the Company offered the securities sold under agreements to repurchase to various customers. The Company swept funds in various deposit accounts that exceeded an established minimum threshold into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by the Company collateralized by certain securities. For 2007, the average daily balance of these repurchase agreements was $1.7 million and the maximum monthly amount of funds provided by these customers at any date was $5.4 million. The weighted average rate paid during the year was 4.95%.

19.	Junior Subordinated Debentures

In October 2002, Bancshares issued $7.2 million of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities for $7.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at the Company’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 8.32% at December 31, 2007).

In February 2005, Bancshares issued $10.3 million of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities for $10.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at the Company’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 7.02% at December 31, 2007).

In May 2006, Bancshares issued $10.3 million of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10.0 million. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at the Company’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 6.38% at December 31, 2007).

Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, all issues of the trust preferred securities.

20.	Subsequent event

In February 2008, the Company entered into an amendment to its lease for its Orange County Regional Banking Center. The amendment: (i) added an additional 14,762 square feet of space for a total of approximately 21,613 square feet; (ii) increased the monthly rent from $23,300 to $71,600 (increasing to $96,200 per month in the tenth year); and (iii) extended the lease to June 2018 and includes two five-year renewal options. The Company intends to consolidate its banking operations currently located in three other Orange County offices into the expanded Orange County Regional Banking Center in order to improve operating efficiencies. The three other offices occupy an aggregate of approximately 10,835 square feet and a current aggregate monthly rent of $32,600.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. As required by Exchange Act Rule 13a-15, as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting. The evaluation of our disclosure controls and procedures was based on “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As of the date covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting are effective.

Our management does not expect that our internal controls over financial reporting will necessarily prevent all fraud and material error. Our internal controls over financial reporting are designed to provide reasonable assurance of achieving our objectives. Further, the design of a system of internal controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all internal control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, internal controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Change in Internal Controls

During the quarter ended December 31, 2007, there was no significant change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

No Attestation Report of Independent Auditors

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors — Information About the Nominees, and — Board Committees,” “Executive Officers,” Compliance with Section 16(a) Beneficial Ownership Reporting” and “Code of Ethics” in our definitive proxy statement for the 2008 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” and “Election of Directors — Compensation of Directors,” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Other Information — Security Ownership of Principal Shareholders, Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference. See also Item 5 for information concerning equity compensation plans, which information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Transactions with Related Persons” and “Election of Directors — Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Ratification of Selection of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

PART IV

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

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis S. Reis Curtis S. Reis	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Robert H. Thompson Robert H. Thompson	Director	March 31, 2008

/s/ Lyn S. Caron Lyn S. Caron	Director	March 31, 2008

/s/ D. Gregory Scott D. Gregory Scott	Director	March 31, 2008

/s/ Michael L. Abrams Michael L. Abrams	Director	March 31, 2008

/s/ Willie D. Davis Willie D. Davis	Director	March 31, 2008

/s/ Robert H. Bothner Robert H. Bothner	Director	March 31, 2008

/s/ Andrew A. Talley Andrew A. Talley	Director	March 31, 2008

/s/ Blair Contratto Blair Contratto	Director	March 31, 2008

/s/ Daniel T. Jackson Daniel T. Jackson	Director	March 31, 2008

/s/ Daniel L. Erickson Daniel L. Erickson	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of Alliance Bancshares California:(1) Certificate of Determination of Rights, Preferences and Privileges of 7% Series A Non-Cumulative Convertible Preferred Stock;(5) Certificate of Determination of Rights, Preferences and Privileges of 6.82% Series B Non-Cumulative Convertible Preferred Stock(10)
3.2	By-laws of Alliance Bancshares California(1)
4.1	Specimen common stock certificate(1)
4.2	Specimen preferred A stock certificate(10)
4.3	Specimen preferred B stock certificate(10)
10.1	1996 Combined Incentive and Non-Qualified Stock Option Plan and form of incentive stock option agreement and non-qualified stock option agreement, as amended as of April 30, 2003(4)
10.2	Form of Indemnification Agreement between Alliance Bank and each of its Directors(1)
10.3	2005 Equity Incentive Plan; Form of Incentive Stock Option Agreement; Form of Non-qualified Stock Option Agreement(8)
10.7	Standard Form Office Lease dated July 20, 1984 between Alliance Bank and Bramalea Limited; First Amendment to Lease dated November 1, 1985; Amendment to Lease dated October 27, 1988; Third Amendment to Lease dated December 14, 1992; Fourth Amendment to lease dated February 1, 2000(2)
10.8	Office Building Lease between Alliance Bank and Main & MAC II L.P., dated as of December 18, 2002(3): Amendment No. 1 Office Building Lease between Alliance Bank and Main II L.P., dated August 2002.(3)
10.9	Indenture dated October 29, 2002; Guarantee Agreement dated October 29, 2002; Declaration of Trust dated October 29, 2002.(3)
10.10	Standard Office Lease dated March 4, 2004 between Alliance Bank and Warner Park Realty, LP(6)
10.11	Indenture dated February 18, 2005; Guarantee Agreement dated February 18, 2005; Amended and Restated Declaration of Trust dated February 18, 2005.(7)
10.12	Indenture dated May 31, 2006; Guarantee Agreement dated May 31, 2006; Amended and Restated Declaration of Trust dated May 31, 2006.(9)
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen LLP.
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Certificate by Curtis S. Reis, Chief Executive Officer of the Company dated March 31, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated March 31, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Alliance Bancshares California’s Registration Statement on Form S-4EF filed in May 2002 and incorporated herein by reference.

(2)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2001.

(3)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2002.

(4)	Incorporated by reference to Form S-8 filed on June 17, 2003.

(5)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.

(6)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003.

(7)	Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2005.

(8)	Incorporated by reference to Form S-8 filed on July 26, 2005

(9)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006.

(10)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2005.