Form 10-Q
period 2008-03-31
ALLIANCE BANCSHARES CALIFORNIA
filed 2008-05-20
CIK 1140472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” and in 12b-2 of the Exchange Act. (Check one):

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
6,177,979 shares of Common Stock as of April 30, 2008

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$23,750	$17,325
Federal funds sold	26,240	26,925

Total cash and cash equivalents	49,990	44,250
Time deposits with other financial institutions	2,296	1,251
Securities held to maturity, fair market value $113,411 at March 31, 2008; $106,282 at December 31, 2007	112,407	105,946
Loans held for sale	1,381	—
Loans, net of the allowance for loan losses of $15,327 at March 31, 2008; $15,284 at December 31, 2007	920,377	887,652
Equipment and leasehold improvements, net	4,310	4,795
Accrued interest receivable and other assets	21,106	22,709

Total assets	$1,111,867	$1,066,603

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$145,833	$147,242
Interest bearing:
Demand	11,731	9,834
Savings and money market	223,569	197,076
Certificates of deposit	504,294	506,180

Total deposits	885,427	860,332
Accrued interest payable and other liabilities	5,377	6,271
Securities sold under agreements to repurchase	56,042	35,364
FHLB advances	80,000	80,000
Junior subordinated debentures	27,837	27,837

Total liabilities	1,054,683	1,009,804

Commitments and contingencies	—	—
Redeemable Preferred Stock:
Serial preferred stock, no par value:
Authorized - 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting:
Authorized and outstanding - 733,050 shares at March 31, 2008 and December 31, 2007	7,697	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting:
Authorized and outstanding - 667,096 shares at March 31, 2008 and December 31, 2007	11,319	11,319

Total redeemable preferred stock	19,016	19,016

Shareholders’ Equity:
Common stock, no par value:
Authorized - 20,000,000 shares; Outstanding - 6,177,879 shares at March 31, 2008 and December 31, 2007	6,722	6,722
Additional Paid in Capital	1,250	1,110
Undivided profits	30,196	29,951

Total shareholders’ equity	38,168	37,783

Total liabilities, redeemable preferred stock and shareholders’ equity	$1,111,867	$1,066,603

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest Income:
Interest and fees on loans	$17,192	$17,505
Interest on time deposits with other financial institutions	16	19
Interest on securities held to maturity	1,445	1,243
Interest on federal funds sold	318	408

Total interest income	18,971	19,175

Interest Expense:
Interest on deposits	8,025	6,987
Interest on FHLB advances	688	678
Interest on securities sold under repurchase agreements	410	220
Interest on junior subordinated debentures	453	508

Total interest expense	9,576	8,393

Net interest income before provision for loan losses	9,395	10,782
Provision for Loan Losses	1,810	1,065

Net interest income	7,585	9,717

Non-Interest Income	620	621
Non-Interest Expense:
Salaries and related benefits	4,156	4,173
Occupancy and equipment expenses	1,081	945
Professional fees	371	288
Data processing	226	211
Other operating expense	1,297	1,414

Total non-interest expense	7,131	7,031

Earnings Before Income Tax Expense	1,074	3,307
Income tax expense	501	1,438

Net Earnings	$573	$1,869

Earnings per Common Share:
Basic earnings per share	$0.04	$0.25
Diluted earnings per share	$0.04	$0.24
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings	$573	$1,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	21	(14)
Depreciation and amortization	408	343
Provision for loan losses	1,810	1,065
Compensation expense on stock options	140	99
Excess tax benefit from share based payment arrangements	—	(94)
Net gains on sales of loans held for sale	(46)	(52)
Proceeds from sales of loans held for sale	9,438	3,244
Originations of loans held for sale	(10,773)	(4,303)
Decrease in accrued interest receivable and other assets	1,848	684
Decrease in accrued interest payable and other liabilities	(894)	(2,081)

Net cash provided by operating activities	2,525	760

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(1,045)	1,414
Loans	(34,535)	(57,845)
Purchase of equipment and leasehold improvements	(121)	(520)
(Purchase)/redemption of FHLB stock	(47)	55
Purchase of securities held to maturity	(23,023)	(14,805)
Proceeds from maturities of securities held to maturity	16,541	18,961

Net cash used in investing activities	(42,230)	(52,740)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(1,409)	10,824
Interest bearing demand deposits	1,897	2,583
Savings and money market deposits	26,493	10,886
Certificates of deposit	(1,886)	49,280
Excess tax benefit from share based payment arrangements	—	94
Increase in securities sold under agreements to repurchase	20,678	1,336
Proceeds from stock options exercised	—	78
Dividends paid on preferred stock	(328)	(328)

Net cash provided by financing activities	45,445	74,753

Net Increase in Cash and Cash Equivalents	5,740	22,773
Cash and Cash Equivalents, Beginning of Period	44,250	47,542

Cash and Cash Equivalents, End of Period	$49,990	$70,315

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$8,907	$7,814
Income taxes	370	1,920
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	14	78	—	—	78
Dividends paid on preferred stock	—	—	—	(328)	(328)
Tax benefit on non-qualified stock options	—	—	94	—	94
Compensation expense on stock options	—	—	99	—	99
Net earnings	—	—	—	1,869	1,869

Balance, March 31, 2007	6,166	$6,678	$695	$28,706	$36,079

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2007	6,178	$6,722	$1,110	$29,951	$37,783
Dividends paid on preferred stock	—	—	—	(328)	(328)
Compensation expense on stock options	—	—	140	—	140
Net earnings	—	—	—	573	573

Balance, March 31, 2008	6,178	$6,722	$1,250	$30,196	$38,168

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
1. Nature of Business and Significant Accounting Policies
     Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements as of and for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.
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
     Bancshares has three other subsidiaries, Alliance Bancshares California Capital Trust I, Alliance Bancshares California Capital Trust II, and Alliance Bancshares California Capital Trust III (the “Trusts”), which it formed in 2002, 2005, and 2006, respectively, to issue trust preferred securities. FASB interpretation No. 46R does not allow the consolidation of the trusts into the Company’s consolidated financial statements. As a result, the accompanying consolidated statements of financial condition include the investment in the Trusts of $837,000 which is included in other assets.
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
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, 2007 the Company has no unrecognized tax benefits. There are no accrued interest and penalties as of January 1, 2007. The total amount of unrecognized tax benefits is not expected to significantly increase within the next twelve months. The Company still has the tax years of 2004 through 2007 subject to examination by the Internal Revenue

Service and 2003 through 2007 by the Franchise Tax Board of the State of California. The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assessed by a taxing authority will be classified as other expense.
     Other Real Estate Owned
     Other real estate owned represents real estate acquired through foreclosure and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was one property in other real estate owned with a net book value of $0.9 million at March 31, 2008 which was subsequently sold at an amount that approximated its carrying value.
     Equity Compensation Plans
     The Company has two stock-based equity compensation plans, which are described more fully in Note 4. The Company had no options granted, exercised or forfeited during the three months ended March 31, 2008. The following table summarizes various information for stock options issued under the plans for the three months ended March 31, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at March 31, 2008	490,600	$11.32	6.37	$312,550

Vested or expected to vest at March 31, 2008	471,876	$11.21	6.33	$312,485

Options exercisable at March 31, 2008	205,300	$7.60	4.77	$311,560

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $165,560.

2. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$15,284	$9,195
Charge-offs	(2,342)	(94)
Recoveries	800	8

Net charge-offs	(1,543)	(86)
Additional provisions	1,810	1,065
Other adjustments	(225)	34

Balance at end of period	$15,327	$10,208

3. Earnings per Share
     Basic and diluted earnings per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended March 31, 2008	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$573
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	245	6,177,879	$0.04
Effect of exercise of options	—	18,838

Diluted earnings per share:
Net earnings available to common shareholders	$573	6,196,717	$0.04

     Since the diluted earnings per share calculation for March 31, 2008 is anti-dilutive, the basic earnings per share amount is used for diluted earnings per share.
     The convertible preferred stock is anti-dilutive to the earnings per share calculation for the three months ended March 31, 2008 and has therefore not been included in the table above.

			Per Share
Three Months Ended March 31, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,869
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,541	6,154,723	$0.25
Preferred stock dividend	328
Effect of exercise of options	—	93,930
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,869	7,648,799	$0.24

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 383,000 shares and 7,500 shares for the quarters ended March 31, 2008 and 2007, respectively.

4. Stock Options
     The Company has one equity incentive plan currently in effect, the 2005 Equity Incentive Plan (the “2005 Plan”).
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
     At March 31, 2008, compensation expense related to non-vested stock option grants aggregated to $1.4 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2008	$381
2009	466
2010	345
2011	187
2012	51

Total	$1,430

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
     The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is its most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the three months ended March 31, 2008 and 2007. The following table also shows the assets allocated to each of these segments as of March 31, 2008 and December 31, 2007.

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
Three Months Ended March 31	(Dollars in thousands)
2008
Interest income	$8,781	$6,987	$843	$2,360	$18,971
Credit for funds provided	7,101	371	33	(7,505)	—

Total interest income	15,882	7,358	876	(5,145)	18,971

Interest expense	3,648	—	—	5,928	9,576
Charge for funds used	6,090	4,232	374	(10,696)	—

Total interest expense	9,738	4,232	374	(4,768)	9,576

Net interest income	6,144	3,126	502	(377)	9,395
Provision for loan losses	—	—	—	1,810	1,810

Net interest income after provision for loan losses	6,144	3,126	502	(2,187)	7,585

Non-interest income	293	68	64	195	620
Non-interest expense	2,664	756	345	3,366	7,131

Net contribution to earnings before tax expense	$3,773	$2,438	$221	$(5,358)	$1,074

	Regional	Real Estate
	Banking	Industries
	Centers	Division	SBA	Other	Total
Three Months Ended March 31	(Dollars in thousands)
2007
Interest income	$6,960	$9,226	$1,008	$1,981	$19,175
Credit for funds provided	6,208	428	40	(6,676)	—

Total interest income	13,168	9,654	1,048	(4,695)	19,175

Interest expense	3,524	—	—	4,869	8,393
Charge for funds used	4,302	4,425	409	(9,136)	—

Total interest expense	7,826	4,425	409	(4,267)	8,393

Net interest income	5,342	5,229	639	(428)	10,782
Provision for loan losses	—	—	—	1,065	1,065

Net interest income after provision for loan losses	5,342	5,229	639	(1,493)	9,717

Non-interest income	284	44	124	169	621
Non-interest expense	2,398	588	402	3,643	7,031

Net contribution to earnings before tax expense	$3,228	$4,685	$361	$(4,967)	$3,307

Segment assets as of:
March 31, 2008	$526,251	$356,954	$30,295	$198,367	$1,111,867

December 31, 2007	$489,666	$357,087	$32,575	$187,275	$1,066,603

     Note: Overhead expenses are not allocated for costs from administration departments to operating segments.

6. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115.” SFAS 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 had no impact on the Company’s consolidated financial statements as management did not elect the fair value option for any financial assets or liabilities.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 and the adoption did not have a material impact on the consolidated financial statement or results of operations of the Company.
7. Fair Value Measurements
     Effective January 1, 2008, the Company partially adopted SFAS 157, Fair Value Measurements, of SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS 157. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.
     SFAS No. 157, Fair Value Measurements, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The Company has not adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned. The Company will fully adopt SFAS 157 with respect to such items effective January 1, 2009. The Company does not believe that such adoption will have a material impact on the consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.
     The Company has identified impaired loans with allocated reserves under SFAS 114 as those items requiring disclosure under SFAS 157.
     Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

     Assets
     Fair Value on a Recurring Basis
     The table below presents the balance of securities held to maturity at March 31, 2008, the fair value of which is disclosed on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities held to maturity	$113,411	—	$113,411	—
     Securities held to maturity consist of AAA rated US Government agency securities, corporate bonds and collateralized mortgage obligations and mortgage-backed securities. The Company discloses securities held to maturity at fair value on a recurring basis. The fair value of the Company’s securities held to maturity are determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.
     Fair Value on a Nonrecurring Basis.
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of March 31, 2008.

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans with specific allowance under SFAS 114	$34,130	—	—	$34,130
     The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $40.2 million during the quarter ended March 31, 2008. The collateral underlying these loans had a fair value of $40.2 million, less estimated costs to sell of $6.1 million, resulting in a specific reserve in the allowance for loan losses of $6.1 million.
     Loans held for sale
     Loans held for sale which is required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of March 31, 2008, the Company has $1.4 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which is a level 2 input. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held for sale was recorded at its cost.

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
Forward-Looking Information
     The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described under “Factors Which May Affect Our Future Operating Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.
Overview
     We recorded net earnings of $0.6 million ($0.04 basic and diluted earnings per share) for the first quarter of 2008 as compared to $1.9 million ($0.25 basic and $0.24 diluted earnings per share) for the first quarter of 2007. The decrease in net earnings was attributable primarily to a decline of $2.1 million in net interest income, and an increase of $0.7 million in the provision for loan losses.
     We have been adversely impacted by the deterioration in the Southern California real estate markets. This has particularly impacted our construction lending, a substantial portion of which has included loans for the construction of tract projects and single homes built for unidentified buyers and loans to improve land. Our homebuilder borrowers are experiencing declining prices and longer sale periods for their completed homes and lots, resulting in slower repayments than originally projected and loan defaults.
     As a result, our non-performing assets have continued to increase, from $29.9 million at December 31, 2007 to $78.4 million at March 31, 2008. Non-performing assets at March 31, 2008, substantially all of which were construction loans, included $66.4 million of non-accrual loans and $11.1 million of accruing loans 90 days or more past due. Our allowance for loan losses was $15.3 million or 1.63% of loans at March 31, 2008 compared to $15.3 million or 1.69% of loans at December 31, 2007. We expect the economic environment to remain weak in 2008 with credit costs in our construction loan portfolio to remain at elevated levels.
     We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (28% at March 31, 2008 from 37% at March 31, 2007). We still have $32.1 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied. In addition, approximately 86% in principal amount of our construction loans that were non-performing assets at March 31, 2008, represented projects that were complete (as to construction of the entire project or current phase, or as to land development), and thus would not require material additional funds to complete prior to sale by the borrower or following foreclosure. We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio.
     As a result of the economy and the downturn in the housing sector, we have taken a number of actions to contain costs. Operating expenses increased only $100,000 from the first quarter of 2007 to the first quarter of 2008, notwithstanding the opening and staffing of our Westside Regional Banking Center in the summer of 2007. Salaries and related benefits decreased 0.4% from quarter to quarter as we reduced our bonus accrual, our profit sharing accrual and restructured our sales incentive plan. We expect that these costs will continue to decline as normal attrition reduces the number of our employees throughout the year.
     In addition to a higher provision for loan losses, our net interest income declined in the first quarter of 2008 compared to the first quarter of 2007 primarily due to: (i) construction loans, our highest yielding loans, constituting a smaller portion of our loan portfolio; (ii) the increase in non-accrual loans, which resulted in a decrease of approximately 0.63% in the weighted average yield on our interest earning assets; and (iii) a decrease in the prime rate of 300 basis points (from 8.25% to 5.25%) between March 31, 2007 and March 31, 2008, which affected the yields on our assets more that the cost of our liabilities in the short term.
     These factors also contributed to our decline in net interest margin from 5.00% in the first quarter of 2007 to 3.56% in the first quarter of 2008. Our net interest margin was also adversely impacted by an increase from quarter to quarter in certificates of deposit, our highest cost deposits. The weighted average rate paid on our certificates of deposit declined only 11 basis points, from 5.11% to 5.00%, because of the longer repricing intervals of these deposits and competitive conditions, which sustained the rates required to be paid on these deposits notwithstanding the decline in the prime rate. Approximately $227 million of our certificates of deposit will mature prior to the end of the year, and we anticipate they will renewed or be replaced at lower rates.
     We continue to grow, although at a slower pace than in the past several years. Our total assets increased $45.4 million to $1,111.9 million at March 31, 2008. This increase was due principally to a $47.2 million increase in our non-construction real estate loans, including primarily loans secured by commercial properties. Deposits increased from $860.3 million at December 31, 2007 to $885.4 million at March 31, 2008. This increase was primarily due to a $26.5 million increase in savings and money market accounts primarily generated as a result of deposit promotion campaigns and our continuing emphasis on gathering core deposits.
     Our total capital for regulatory purposes was $96.0 million at March 31, 2008 and we continued to meet all applicable regulatory capital requirements. The Bank was considered “well capitalized” under applicable regulations. However, we have little excess regulatory capital, and thus we will be unable to grow except to the extent we increase our regulatory capital through earnings or issuances of capital stock or other securities that may be included in regulatory capital. However, we will continue to originate loans using funds from loans and investment securities that are repaid or sold.
     The failure to remain well capitalized could adversely affect our cost of funds. Banks that are not “well capitalized” may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that we would have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits.

     Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Return on average assets (1)	0.21%	0.84%
Return on average shareholders’ equity (1)	5.93%	21.3%
Average equity to average assets	3.5%	3.9%

(1)	Annualized
RESULTS OF OPERATIONS — Three months ended March 31, 2008 and 2007
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$18,971	$19,175	(1.1)%
Interest expense	9,576	8,393	14.1%
Net interest income before provision for loan losses	9,395	10,782	(12.9)%
Net interest margin	3.56%	5.00%	(28.8)%
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
     Our net interest income before provision for loan losses decreased from $10.8 million in the first quarter of 2007 to $9.4 million in the first quarter of 2008. This was due to a $0.2 million decrease in interest income while interest expense increased $1.2 million.
     Interest income was $19.0 million for the three months ended March 31, 2008 as compared to $19.2 million for the three months ended March 31, 2007. This decrease was due to a 1.69% decrease in the weighted average yield on interest earning assets, which more than offset the $185.3 million increase in average interest earning assets. The decrease in weighted average yield on interest earning assets was due primarily to a 1.95% decrease in the weighted average yield on loans, which was caused by: (i) construction loans, our highest yielding loans, constituting a smaller portion of our loan portfolio (28% during the 2008 quarter compared to 37% during the 2007 quarter); and (ii) the fact that a substantial part of our loan portfolio has adjustable rates tied to the prime rate, and the prime rate declined from 8.25% in the first quarter of 2007 to 5.25% in the first quarter of 2008; and (iii) an increase in our non-accrual loans that resulted in a decrease in loan yields of approximately 0.63%. The increase in average interest earning assets was due primarily to increases in our loan portfolio, and in particular commercial real estate loans.
     Interest expense increased from $8.4 million in the quarter ended March 31, 2007 to $9.6 million in the quarter ended March 31, 2008. This increase was due to a $190.4 million increase in average interest bearing liabilities offset in part by a 0.54% decrease in the weighted average rates paid on interest bearing liabilities. The increase in average interest bearing liabilities was due primarily to a $126.9 million increase in average certificates of deposit (“CDs”) and to a lesser extent increases in average savings and money market accounts, FHLB advances and repurchase agreements. We funded our growth with CDs because we did not want to fully utilize our FHLB and repurchase agreement borrowing capability, which require loans and securities as collateral. Our weighted average cost of funds was also adversely affected because our weighted average rate paid on our CDs declined only 11 basis points, from 5.11% to 5.00%. This was due to the longer repricing intervals of these deposits and competitive conditions, which sustained the market rates on CDs notwithstanding the decline in the prime rate. Approximately $227 million of our certificates of deposit will mature prior to the end of the year, and we anticipate they will be renewed or replaced at lower rates.
     The increase in average interest earning assets and average interest bearing liabilities is a result of continued efforts to expand all of the Bank’s Regional Banking Centers and the opening of our Westside Regional Banking Center in July 2007. Most of this growth occurred in 2007, not the first quarter of 2008.
     Our interest rate spread decreased from 4.00% during the first quarter of 2007 to 2.85% during the first quarter of 2008. This decrease resulted from a decrease in the weighted average yield on our interest earning assets of 1.69% during the three months ended March 31, 2008 offset by the 0.54% decrease in the weighted average cost of our interest bearing liabilities during the same period. The 300 basis point decline in the prime rate impacted our loan portfolio more immediately and to a greater extent than its impact on our interest bearing liabilities generally and our CDs in particular. Our interest rate spread was also adversely affected by our higher levels of non-accrual loans and a change in the composition of our loan portfolio from construction loans, which declined from 37% of our loan portfolio at March 31, 2007 to 28% of our loan portfolio at March 31, 2008, and an increase in commercial real estate loans from 36% to 43% of our loan portfolio during the same period. During the past year, commercial real estate loans generally have interest rates somewhat lower than concurrently originated construction loans. Our net interest spread was also adversely impacted by an increase from quarter to quarter in certificates of deposit, our highest cost deposits. The weighted average rate paid on our certificates of deposit declined only 11 basis points, from 5.11% to 5.00%.
     These factors also contributed to a decline in net interest margin from 5.00% in the first quarter of 2007 to 3.56% in the first quarter of 2008. Our net interest margin continues to remain high in comparison with our interest rate spread as we have a significant amount of non-interest bearing liabilities, including principally non-interest bearing demand deposits.
     The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2008			2007
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp.(1)	Earned/Paid(3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$39,426	$318	3.24%	$32,885	$408	5.03%
Time deposits	1,887	16	3.41%	2,066	19	3.73%
Securities	109,579	1,445	5.30%	96,687	1,243	5.21%
Loans (2)	909,310	17,192	7.60%	743,285	17,505	9.55%

Total interest earning assets	1,060,202	18,971	7.20%	874,923	19,175	8.89%

Non-interest earning assets	34,611			30,448

Total assets	$1,094,813			$905,371

Interest bearing liabilities:
Interest bearing demand deposits	$10,779	44	1.64%	$14,100	54	1.55%
Savings and money market deposits	216,959	1,591	2.95%	195,994	2,051	4.24%
Certificates of deposit	514,394	6,390	5.00%	387,539	4,882	5.11%
FHLB advances:
Short-term	40,554	417	4.14%	—	—	—
Long-term	30,000	271	3.63%	50,000	678	5.50%
Securities sold under repurchase agreements	45,560	410	3.62%	20,254	220	4.41%
Junior subordinated debentures	27,837	453	6.55%	27,837	508	7.40%

Total interest bearing liabilities	886,083	9,576	4.35%	695,724	8,393	4.89%

Non-interest bearing liabilities	150,891			155,024

Total liabilities	1,036,974			850,748
Redeemable preferred stock and shareholders’ equity	57,839			54,623

Total liabilities and shareholders’ equity	$1,094,813			$905,371

Net interest income		$9,395			$10,782

Interest rate spread			2.85%			4.00%
Net interest margin			3.56%			5.00%

(1)	Interest income on loans includes loan fees of $0.6 million in 2008 and $1.3 million in 2007.

(2)	Loans include nonaccrual loans with an average balance of $84.0 million in 2008 and $12.5 million in 2007.

(3)	Annualized.

     The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN NET INTEREST INCOME

	Three Months Ended March 31, 2008
	Increase (Decrease)
	Due To Change In
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$71	$(161)	$(90)
Time deposits	(2)	(1)	(3)
Securities	169	33	202
Loans	3,501	(3,814)	(313)

Total interest earning assets	3,739	(3,943)	(204)

Interest expense:
Interest bearing demand	(13)	3	(10)
Savings and money market	202	(662)	(460)
Certificates of deposit	1,577	(69)	1,508
FHLB advances:
Short-term	417	—	417
Long-term	(222)	(185)	(407)
Securities sold under agreements to repurchase	233	(43)	190
Junior subordinated debentures	—	(55)	(55)

Total interest bearing liabilities	2,194	(1,011)	1,183

Net interest income	$1,545	$(2,932)	$(1,387)

Provision for Loan Losses
     We made provisions for loan losses of $1.8 million for the three months ended March 31, 2008 as compared to provisions of $1.1 million for the comparable period of 2007. The increase was attributable to a $64.5 million increase in non-performing assets, a 21.5% increase in net loans and the continuing housing slump in Southern California. The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. At March 31, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $163.0 million, representing 17.4% of our loan portfolio, and additional commitments for these projects in the amount of $32.1 million (although we believe that the substantial part of these commitments will expire unfunded because conditions for funding will not be satisfied). We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (28% at March 31, 2008 from 37% at March 31, 2007). We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our homebuilder borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at elevated levels well into 2008 as compared to the recent past.
     We assess the adequacy of the allowance for loan losses (the “Allowance”) each calendar quarter. Classified loans (loans assigned point values of 7 — 10) are assigned specific reserve percentages based on point value. Loans that are not classified (loans assigned risk point values of less than 7) are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on the loan type. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.

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
Non-Interest Income
     The following table identifies the components of and the percentage changes for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(Dollars in thousands)
Service charges	$299	$285	4.9%
Gain on sale of loans, net	46	52	(11.5)%
Loan broker fee income	33	82	(59.8)%
Other	242	202	19.8%

Total	$620	$621	0.2%

     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans and loan broker fees for referring loans to other lenders. Non-interest income remained relatively unchanged for the three months ended March 31, 2008 as compared to the same period in 2007.
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
Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(Dollars in thousands)
Salaries and related benefits	$4,156	$4,173	(0.4)%
Occupancy and equipment	1,081	945	14.4%
Professional fees	371	288	28.8%
Data processing	226	211	7.1%
Other operating expense	1,297	1,414	(8.3)%

Total	$7,131	$7,031	1.4%

     Salaries and related benefits expense remained stable for the quarter ended March 31, 2008 as compared to March 31, 2007. We have made a concerted effort to contain costs due to the slowing of the housing market and the overall current economic environment. We have managed to maintain our salaries and related benefits relatively flat by decreasing bonus accrual, profit sharing accruals and restructuring our overall incentive plan. At March 31, 2008, we employed 146 full-time employees, compared with 138 full-time employees at March 31, 2007.
     Occupancy and equipment expenses increased from $0.9 million for the three months ended March 31, 2007 to $1.1 million for the three months ended March 31, 2008 due primarily to the opening of our Westside Regional Banking Center.
     Professional fees increased by 28.8% primarily due to the legal fees incurred in connection with the increase in our non-performing assets.
     Other operating expense decreased somewhat due to our efforts to contain costs as a result of the current economy and the downturn in the housing sector. Our cost containment efforts included but were not limited to the areas of marketing, business and entertainment, as well as recruiting fees for hiring new employees.

FINANCIAL CONDITION
Regulatory Capital
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.
REGULATORY CAPITAL
March 31, 2008

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$95,988	10.08%	$76,184	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$75,908	7.97%	$38,092	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$75,908	6.94%	$43,739	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$95,179	10.00%	$76,127	>=8.0%	$95,158	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$83,238	8.75%	$38,063	>=4.0%	$57,095	>=6.0%
Tier 1 Capital (to average assets)	$83,238	7.61%	$43,739	>=4.0%	$54,674	>=5.0%
      Our regulatory capital increased since December 31, 2007 as a result of net earnings offset by dividends on our preferred stock. At March 31, 2008, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “well capitalized” as defined under applicable regulations. However, we have little excess regulatory capital, and thus we will be unable to grow except to the extent we increase our regulatory capital through earnings or issuances of capital stock or other securities that may be included in regulatory capital. However, we will continue to originate loans using funds from loans and investment securities that are repaid or sold.
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
Liquidity and Cash Flow
     Our objective in managing our liquidity is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis. We manage this objective through the selection of asset and liability maturity mixes. Our liquidity position is enhanced by our ability to raise additional funds as needed through available borrowings or accessing deposits nationwide through our money desk, brokers or the internet.
     Average deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with average preferred stock and shareholders’ equity, provided 89% and 92%, respectively, of our funding as a percentage of average total assets during the three months ended March 31, 2008 and 2007.
     Secondary sources of liquidity include borrowing arrangements with the FRB and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB system, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of March 31, 2008, we had $80.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB.
     We also have liquidity as a net seller of overnight funds. During the three months ended March 31, 2008, we had an average balance of $39.4 million in overnight funds sold representing 4% of total average assets.
     We may also obtain funds from securities sold under agreements to repurchase. See “Borrowed Funds — Securities Sold Under Agreements to Repurchase.”
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2008 increased by $1.8 million as compared to the same period in 2007 primarily due to the decrease in accrued interest receivable and other assets and the decrease in the accrued interest payable and other liabilities.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2008 decreased by $10.5 million as compared to the same period in 2007 primarily due to the decrease in loan growth offset somewhat by an increase in the purchase of securities held to maturity.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2008 decreased by $29.3 million as compared to the same period in 2007 primarily due to a decrease in demand deposits and certificate of deposits offset by an increase in savings and money market accounts and securities sold under agreements to repurchase.
Rate Sensitivity
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

     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:
RATE SENSITIVITY
March 31, 2008
(Dollars in thousands)

		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
Assets
Federal funds sold	$26,240	$—	$—	$—	$26,240
Time deposits with other financial institutions	998	1,100	198	—	2,296
Securities held to maturity	1,000	4,007	994	106,406	112,407
Loans, gross	418,941	108,630	277,027	133,270	937,868

Total rate-sensitive assets	$447,179	$113,737	$278,219	$239,676	$1,078,811

Liabilities:
Interest bearing demand deposits	$11,731	$—	$—	$—	$11,731
Savings and money market	223,569	—	—	—	223,569
Certificates of deposit	70,616	252,126	181,552	—	504,294
FHLB advances	50,000	20,000	10,000	—	80,000
Restructured repurchase agreement	56,042	—	—	—	56,042
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$439,795	$272,126	$191,552	$—	$903,473

Interval Gaps:
Interest rate sensitivity gap	$7,384	($158,389)	$86,667	$239,676	$175,338

Rate sensitive assets to rate sensitive liabilities	101.7%	41.8%	145.2%	N/A	119.4%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$7,384	($151,005)	$(64,338)	$175,338	$175,338

Rate sensitive assets to rate sensitive liabilities	101.7%	78.8%	92.9%	119.4%	119.4%

% of rate sensitive assets in period	41.5%	52.0%	77.8%	100.0%	N/A

Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Time deposits maturing:
Within one year	2,098	2.68%	1,053	3.78%
After one year but within five years	198	4.00%	198	4.00%

Total time deposits	$2,296	2.80%	$1,251	3.82%

     The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the quarters ended March 31, 2008 or 2007.

INVESTMENT SECURITIES

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$5,007	5.06%	$7,994	5.20%
After one year but within five years	994	4.38%	8,492	5.02%
Collateralized mortgage obligations and mortgage-backed securities	106,406	5.38%	89,460	5.44%

Total investment securities	$112,407	5.36%	$105,946	5.38%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At March 31, 2008, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At March 31, 2008 and 2007, securities with an amortized cost of $72.0 million and $40.7 million, respectively, were pledged to secure securities sold under agreements to repurchase, a letter of credit, FHLB advances and a discount line at the FRB.
     The amortized cost and estimated fair values of securities held to maturity at the date indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2008
U.S. Agency securities	$994	$13	$—	$1,007
Corporate bonds	5,007	3	122	4,888
Collateralized mortgage obligations and mortgage-backed securities:	106,406	1,859	749	107,516

	$112,407	$1,875	$871	$113,411

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2007
U.S. Agency securities	$10,477	$26	$—	$10,503
Corporate bonds	6,009	—	143	5,866
Collateralized mortgage obligations and mortgage-backed securities	89,460	834	381	89,913

	$105,946	$860	$524	$106,282

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 are summarized as follows:
UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
Corporate bonds	$—	$—	$3,883	$122	$3,883	$122
Collateralized mortgage obligations and mortgage-backed securities	15,569	574	13,471	175	29,040	749

	$15,569	$574	$17,354	$297	$32,923	$871

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
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at March 31, 2008. Because these securities mature within the next year, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at March 31, 2008 or 2007.
     Additionally, at March 31, 2008, approximately 79% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of March 31, 2008 and, therefore, we do not consider these investments to be other than temporarily impaired.
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
     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	March 31, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$252,137	26.9%	$262,374	29.0%
Construction loans	263,836	28.2	272,279	30.1
Real estate loans	406,144	43.3	358,907	39.7
Other loans	15,429	1.6	11,075	1.2

	937,546	100.0%	904,635	100.0%

Less — Deferred loan fees, net	(1,842)		(1,699)
Less — Allowance for loan losses	(15,327)		(15,284)

Net loans	$920,377		$887,652

     At March 31, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $163.0 million, representing 17.4% of our loan portfolio. We still have $32.1 million of unfunded commitments for these loans, but we believe that the substantial part of these commitments will expire unfunded because conditions for funding will not be satisfied. We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio. In addition, approximately 86% in principal amount of our construction loans that were non-performing assets at March 31, 2008, represented projects that were complete (as to construction of the entire project or current phase, or as to land development), and thus would not require material additional funds to complete prior to sale by the borrower or following foreclosure. We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio.
     At March 31, 2008 and December 31, 2007, qualifying loans with an outstanding balance of $379.3 and $340.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at March 31, 2008 excluding loans held for sale:
LOAN MATURITIES

	March 31, 2008
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$126,012	$104,795	$21,329	$252,137
Construction loans	232,550	30,655	631	263,836
Real estate loans	46,885	155,197	204,062	406,144
Other loans	1,308	8,499	5,622	15,429

	$406,755	$299,146	$231,645	$937,546

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
     The following table sets forth information about non-performing assets at the dates indicated:
NON-PERFORMING ASSETS

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$66,355	$28,774
Accruing loans past due 90 days or more	11,128	—
Troubled debt restructuring	—	—
Other real estate owned	885	1,100

Balance at end of period	$78,368	$29,874

     Non-performing assets with an outstanding balance in excess of $3.0 million at March 31, 2008 included:
     1. A $13.5 million construction loan for the conversion to condominiums of 14 apartment buildings containing a total of 138 units in Southern California, of which 3 buildings have been converted and construction for conversion has not commenced on the remaining 11 buildings.
     2. An $8.7 million construction loan secured by 5 completed single family residences and 10 finished lots in Southern California.

     3. An $8.8 million loan secured by 10 finished five-acre lots in Southern California which was paid down subsequent to March 31, 2008 by $1.9 million with the sale of a lot.
     4. Two loans totaling $6.8 million secured by 12 finished lots in Southern California which was paid down by $0.4 million subsequent to March 31, 2008 with the sale of a home.
     5. A $5.6 million construction loan for 9 single family homes in Nevada which was paid down subsequent to March 31, 2008 by $0.7 million with the sale of a home.
     6. A $3.7 million land development loan secured by 25 unfinished lots in Southern California.
     7. A $3.6 million secured revolving line of credit.
     8. A $3.3 million construction loan secured by a completed single family residence in Southern California.
     9. A $3.1 million construction loan secured by a completed commercial office building in Southern California.
     We closely monitor our non-performing loans and believe that we can timely identify and downgrade any loans where the borrower is experiencing slower than projected sales and/or the loan-to-value ratio is increasing. However, we can give no assurance that in the future we will not have to make material provisions to our Allowance as a result of facts and conditions existing today of which we are not aware or a continuing and/or prolonged deterioration in the economic environment.
     Cash collections on non-performing loans totaled $3.1 million during the three months ended March 31, 2008 of which $3.0 million was applied to principal and $0.1 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $1.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Non-performing loans were assigned a reserve of $6.1 million and $2.7 million at March 31, 2008 and December 31, 2007, respectively.
     A loan is considered impaired when, based on current information and events, it is probable that the we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     The following is a summary of the information pertaining to impaired loans at the dates indicated:
IMPAIRED LOANS

	As of and	As of and for
	for the three	the twelve
	months	months
	ended	ended
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans with a valuation allowance	$40,236	$16,863
Impaired loans without a valuation allowance	36,727	28,124

Total Impaired loans	$76,963	$44,987

Valuation allowance related to impaired loans	$6,106	$2,700

Average recorded investment in impaired loans	$83,974	$54,238

Cash collections applied to reduce principal balance	$2,980	$12,137

Interest income recognized on cash collections	$93	$3,485

Changes in Allowance for Loan Losses
     See Note 2, “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for discussion regarding changes in the Allowance.
Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At March 31, 2008, we had undisbursed loan commitments of $133.5 million in commercial loans, $42.4 million in real estate loans and $48.3 million in construction loans.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At March 31, 2008, we had outstanding standby letters of credit with a potential $44.8 million of obligations maturing at various dates through 2013.
Deposits
     Total deposits increased from $860.3 million at December 31, 2007 to $885.4 million at March 31, 2008. This increase was primarily due to a $26.5 million increase in savings and money market deposits. The increase in these deposits resulted primarily from additional emphasis on core deposits as well as a Company-wide incentive compensation program for deposit growth, which we used to fund the increase in our loan portfolio and to increase our liquidity.

     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Regional Bank Centers	$521,825	58.9%	$494,184	57.4%
Money desk	110,334	12.5	101,060	11.7
Brokered	190,907	21.6	197,159	22.9
Internet	62,361	7.0	67,929	8.0

Total	$885,427	100.0%	$860,332	100.0%

     Our money desk attracts primarily CDs from institutional investors nationwide by telephone. We also engage brokers to place CDs for their customers. During 2008, the CDs obtained through our money desk or deposit brokers generally had maturities ranging from six months to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.
      We have established relationships with several brokers that will place CDs for us. When we desire to use these brokers to place CDs, we generally advise all of them of the amount and maturities of the CDs we want to place, and place the CDs through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at March 31, 2008 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the CDs we desire through other brokers. However, we could be adversely affected because the CDs through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of March 31, 2008 mature at various times through September 2011, and thus such discontinuation would not likely result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.
     In recent years, the interest rates on CDs obtained through deposit brokers generally have been lower than the interest rates then offered to local customers for CDs with comparable maturities. We believe this is due to the highly competitive nature of Southern California market for deposits and, in particular, the difficulty some smaller banks have in competing for deposits with larger banks, savings associations and credit unions with multiple offices.
     Banks that are not “well capitalized” under the FDIC prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if the Bank is not “well capitalized”, we will have greater difficulty obtaining CDs through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.
     The aggregate amount of the CDs in denominations of $100,000 or more at March 31, 2008 was approximately $341.0 million. Interest expense on these deposits was approximately $4.3 million for the three months ended March 31, 2008.

     The approximate scheduled maturities of CD’s at March 31, 2008 was as follows:
CERTIFICATES OF DEPOSIT

Certificate of Deposit Maturing:	Amount(1)
(Dollars in thousands)
Three months or less	$69,340
Over three and through twelve months	240,320
Over twelve months	161,137

Total	$470,797

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At March 31, 2008, we had $50 million of short-term and $30.0 million of long-term advances from the FHLB which, along with a $38 million letter of credit, were collateralized by certain qualifying loans with a carrying value of $379.3 million. These advances bear interest at the rates noted below. Interest is payable monthly or quarterly with principal and any accrued interest due at maturity. At March 31, 2008, we had $82.0 million of borrowing availability at the FHLB.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of March 31, 2008:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
$10,000	Fixed at 2.48%	April 2008
10,000	Fixed at 5.31%	August 2008
10,000	Fixed at 4.54%	October 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
10,000	Prime minus 2.80%	December 2009
10,000	Fixed at 3.86%	December 2009
10,000	Prime minus 2.74%	January 2010

$80,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 6.52% at March 31, 2008).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 4.98% at March 31, 2008).

     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 4.10% at March 31, 2008).
     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     Securities Sold Under Agreements to Repurchase. In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This borrowing is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $23.6 million at March 31, 2008. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% per annum (the rate was 2.06% per annum at March 31, 2008) until November 2008 at which time it converts to a fixed rate of 4.54% per annum. The borrowing has a maturity date of November 2016 and is callable by the holder at any time after November 2008. The weighted average rate paid during the year was 3.02%.
     In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This borrowing is collateralized by various collateralized mortgage obligations and mortgage-backed securities with an amortized cost of $11.7 million at March 31, 2008. Interest is payable on a quarterly basis and accrues at the rate of 3.55% per annum through September 2008 and adjusts quarterly thereafter at the rate of 8.75% per annum minus the three-month LIBOR with a zero percent floor and a cap of 4.75% per annum. The borrowing has a maturity date of September 2014 and is callable by the holder at any time after September 2008.
     Beginning in 2007, we offered the securities sold under agreements to repurchase to various customers. We swept funds from various deposit accounts that exceeded an established minimum threshold into overnight repurchase accounts. These repurchase agreements were in essence overnight borrowings us collateralized by certain securities. For the three months ended March 31, 2008, the average daily balance of these repurchase agreements was $15.5 million and the maximum monthly amount of funds provided by these customers at any date was $27.2 million. The weighted average rate paid during the period was 3.21%.
     Beginning in 2008, we offered a similar type of securities sold under agreements to repurchase to one customer. We swept the funds from various deposit accounts that exceeded an established minimum threshold into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by us collateralized by certain of our investment securities. These securities, however, were held by an independent third party financial institution that can cause the securities to be liquidated upon default. During the three months ended March 31, 2008, the average balance of these repurchase agreements was $10.1 million. The weighted average rate paid during the period was 2.97%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Nothing to report
ITEM 1A. RISK FACTORS
     Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Nothing to report.
ITEM 5. OTHER INFORMATION
     Nothing to report.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 Office Building Lease between Alliance Bank and Piedmont Operating Partnership, L.P.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated May 20, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 20, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 Office Building Lease between Alliance Bank and Piedmont Operating Partnership, L.P.

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated May 16, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated May 16, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.