Form 10-Q
period 2008-06-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2008-08-15
CIK 1140472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
6,177,979 shares of Common Stock as of July 31, 2008

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$23,822	$17,325
Federal funds sold	39,460	26,925

Total cash and cash equivalents	63,282	44,250
Time deposits with other financial institutions	2,015	1,251
Securities held to maturity, fair market value $117,251 at June 30, 2008; $106,282 at December 31, 2007	117,516	105,946
Loans held for sale	2,983	—
Loans, net of the allowance for loan losses of $18,491 at June 30, 2008; $15,284 at December 31, 2007	899,145	887,652
Equipment and leasehold improvements, net	4,510	4,795
Accrued interest receivable and other assets	30,337	22,709

Total assets	$1,119,788	$1,066,603

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$150,578	$147,242
Interest bearing:
Demand	8,619	9,834
Savings and money market	191,554	197,076
Certificates of deposit	553,774	506,180

Total deposits	904,525	860,332
Accrued interest payable and other liabilities	4,833	6,271
Securities sold under agreements to repurchase	70,908	35,364
FHLB advances	70,000	80,000
Junior subordinated debentures	27,837	27,837

Total liabilities	1,078,103	1,009,804

Commitments and contingencies	—	—
Redeemable Preferred Stock (Note 8)	—	19,016

Shareholders’ Equity:
Serial preferred stock, no par value:
Authorized - 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting: Authorized and outstanding - 733,050 shares at June 30, 2008	7,697
6.82% Series B Non-Cumulative Convertible Non-Voting: Authorized and outstanding - 667,096 shares at June 30, 2008	11,319
Common stock, no par value:
Authorized - 20,000,000 shares; Outstanding - 6,177,979 shares at June 30, 2008 and December 31, 2007	6,722	6,722
Additional Paid in Capital	1,369	1,110
Undivided profits	14,578	29,951

Total shareholders’ equity	41,685	37,783

Total liabilities, redeemable preferred stock and shareholders’ equity	$1,119,788	$1,066,603

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands except earnings per share)
Interest Income:
Interest and fees on loans	$14,454	$18,240	$31,646	$35,745
Interest on time deposits with other financial institutions	17	20	33	39
Interest on securities held to maturity	1,547	1,246	2,992	2,489
Interest on federal funds sold	216	759	534	1,167

Total interest income	16,234	20,265	35,205	39,440

Interest Expense:
Interest on deposits	7,616	7,642	15,641	14,629
Interest on FHLB advances	574	679	1,262	1,357
Interest on securities sold under repurchase agreements	336	253	746	473
Interest on junior subordinated debentures	339	512	792	1,020

Total interest expense	8,865	9,086	18,441	17,479

Net interest income before provision for loan losses	7,369	11,179	16,764	21,961
Provision for Loan Losses	27,800	1,074	29,610	2,139

Net interest income (expense)	(20,431)	10,105	(12,846)	19,822

Non-Interest Income	1,122	774	1,742	1,395

Non-Interest Expense:
Salaries and related benefits	3,546	4,239	7,702	8,412
Occupancy and equipment expenses	1,055	935	2,136	1,880
Professional fees	476	419	840	707
Data processing	248	220	475	431
Other operating expense	1,348	1,473	2,651	2,886

Total non-interest expense	6,673	7,286	13,804	14,316

Earnings (Losses) Before Income Tax Expense (benefit)	(25,982)	3,593	(24,908)	6,901
Income tax expense (benefit)	(10,692)	1,428	(10,191)	2,867

Net Earnings (Loss)	$(15,290)	$2,165	$(14,717)	$4,034

Earnings (loss) per Common Share:
Basic earnings (loss) per share	$(2.53)	$0.30	$(2.49)	$0.55
Diluted earnings (loss) per share	$(2.53)	$0.28	$(2.49)	$0.53
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$(14,717)	$4,034
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	215	60
Depreciation and amortization	788	692
Provision for loan losses	29,610	2,139
Compensation expense on stock options	259	207
Excess tax benefit from share based payment arrangements	—	(109)
Net gains on sales of loans held for sale	(152)	(236)
Proceeds from sales of loans held for sale	13,325	8,168
Originations of loans held for sale	(16,156)	(6,504)
(Increase) decrease in accrued interest receivable and other assets	(8,044)	443
Decrease in accrued interest payable and other liabilities	(1,438)	(2,151)

Net cash provided by operating activities	3,690	6,743

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(764)	1,349
Loans	(41,103)	(129,731)
Purchase of equipment and leasehold improvements	(701)	(1,041)
Redemption of FHLB stock	—	237
Purchase of FHLB stock	(100)	(628)
Purchase of securities held to maturity	(34,882)	(33,208)
Proceeds from maturities of securities held to maturity	23,097	37,158
Proceeds from sale of Other real estate owned	714	—

Net cash used in investing activities	(53,739)	(125,864)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	3,336	(3,387)
Interest bearing demand deposits	(1,215)	4,986
Savings and money market deposits	(5,522)	21,811
Certificates of deposit	47,594	62,390
Excess tax benefit from share based payment arrangements	—	109
(Payments on) proceeds from increase in FHLB Advances	(10,000)	20,000
Increase in securities sold under agreements to repurchase	35,544	2,099
Proceeds from stock options exercised	—	79
Dividends paid on preferred stock	(656)	(656)

Net cash provided by financing activities	69,081	107,431

Net Increase (Decrease) in Cash and Cash Equivalents	19,032	(11,690)
Cash and Cash Equivalents, Beginning of Period	44,250	47,542

Cash and Cash Equivalents, End of Period	$63,282	$35,852

Supplemental Disclosure of Noncash Investing and Financing Activities Transfer from loans to loans held for sale	$—	$45,150

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$17,342	$17,103
Income taxes	370	3,117
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	15	79	—	—	79
Dividends paid on preferred stock	—	—	—	(656)	(656)
Tax benefit on non-qualified stock options	—	—	109	—	109
Compensation expense on stock options	—	—	207	—	207
Net earnings	—	—	—	4,034	4,034

Balance, June 30, 2007	6,167	$6,679	$818	$30,543	$38,040

	Preferred Stock		Common Stock		Additional
	Number of		Number		Paid In	Undivided
	Shares	Amount	of Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2007	—	$—	6,178	$6,722	$1,110	$29,951	$37,783
Reclassification of Preferred Stock from Mezzanine capital to shareholders’ equity	1,400	19,016	—	—	—	—	19,016
Dividends paid on preferred stock	—	—	—	—	—	(656)	(656)
Compensation expense on stock options	—	—	—	—	259	—	259
Net (loss)	—	—	—	—	—	(14,717)	(14,717)

Balance, June 30, 2008	1,400	$19,016	6,178	$6,722	$1,369	$14,578	$41,685

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
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
     The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.
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

     Other Real Estate Owned
     Other real estate owned represents real estate acquired through foreclosure and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was one property in other real estate owned during the period ended June 30, 2008 with a net book value of $0.9 million which was sold during the second quarter at an amount that approximated its carrying value.
     Equity Compensation Plans
     The Company has two stock-based equity compensation plans, which are described more fully in Note 4. The following table summarizes various information for stock options issued under the plans for the six months ended June 30, 2008:

			Weighted Average
		Weighted Average	Remaining		Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life		Value
2008
Outstanding at December 31, 2007	490,600	$11.32
Granted	5,000	$3.05
Exercised	100	$6.10
Forfeited	10,000	$11.03

Outstanding at June 30, 2008	485,500	$11.24	6.15	years	$74,440

Vested or expected to vest at June 30, 2008	469,063	$11.15	6.11		$74,440

Options exercisable at June 30, 2008	253,600	$8.91	5.08		$74,440

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $182,300. The total intrinsic value of options exercised during the six months ended June 30, 2008 is zero.

2. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$15,284	$9,195
Charge-offs	(26,989)	(282)
Recoveries	809	128

Net charge-offs	(26,180)	(154)
Provision for loan losses	29,610	2,139
Other adjustments	(223)	62

Balance at end of period	$18,491	$11,242

3. Earnings per Share
     Basic and diluted earnings (loss) per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended June 30, 2008	Net loss	Shares	Amount
	(Dollars in thousands)
Basic and diluted loss per share:
Net loss	$(15,290)
Cash dividends on preferred stock	(328)

Net loss attributable to common shareholders	(15,618)	6,177,961	$(2.53)

			Per Share
Three Months Ended June 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$2,165
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,837	6,166,538	$0.30
Preferred stock dividend	328
Effect of exercise of options and warrants	—	68,923
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$2,165	7,635,607	$0.28

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 410,900 shares and 17,500 shares for the quarters ended June 30, 2008 and 2007, respectively.

			Per Share
Six Months Ended June 30, 2008	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic and diluted loss per share:
Net loss	$(14,717)
Cash dividends on preferred stock	(656)

Net loss attributable to common shareholders	(15,373)	6,177,920	$(2.49)

			Per Share
Six Months Ended June 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$4,034
Cash dividends on preferred stock	(656)

Net earnings available to common shareholders	3,378	6,160,664	$0.55
Preferred stock dividend	656
Effect of exercise of options and warrants	—	70,080
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$4,034	7,630,890	$0.53

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
     At June 30, 2008, compensation expense related to non-vested stock option grants aggregated to $1.3 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2008	$245
2009	458
2010	340
2011	188
2012	53

Total	$1,284

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
     The following table summarizes the assumptions used for stock options granted for the periods presented:

	Six Months Ended June 30,
	2008	2007
Risk-free rate	3.56%	4.81%
Expected term	6.5 years	4 - 6.5 years
Expected volatility	39.30%	36.04%

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
     The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is its most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the three and six months ended June 30, 2008 and 2007. The following table also shows the assets allocated to each of these segments as of June 30, 2008 and December 31, 2007.

	Regional	Real Estate
	Banking	Industries
Three Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2008
Interest income	$8,939	$4,212	$787	$2,296	$16,234
Credit for funds provided	6,599	329	34	(6,962)	—

Total interest income	15,538	4,541	821	(4,666)	16,234

Interest expense	2,927	—	—	5,938	8,865
Charge for funds used	6,072	4,004	377	(10,453)	—

Total interest expense	8,999	4,004	377	(4,515)	8,865

Net interest income	6,539	537	444	(151)	7,369
Provision for loan losses	—	—	—	27,800	27,800

Net interest income (loss) after provision for loan losses	6,539	537	444	(27,951)	(20,431)

Non-interest income	422	277	233	190	1,122
Non-interest expense	2,352	827	279	3,215	6,673

Net contribution to earnings before tax expense	$4,609	$(13)	$398	$(30,976)	$(25,982)

	Regional	Real Estate
	Banking	Industries
Three Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$7,828	$8,486	$1,047	$2,904	$20,265
Credit for funds provided	6,746	412	41	(7,199)	—

Total interest income	14,574	8,898	1,088	(4,295)	20,265

Interest expense	3,739	—	1	5,346	9,086
Charge for funds used	4,781	4,479	426	(9,686)	—

Total interest expense	8,520	4,479	427	(4,340)	9,086

Net interest income	6,054	4,419	661	45	11,179
Provision for loan losses	—	—	—	1,074	1,074

Net interest income (loss) after provision for loan losses	6,054	4,419	661	(1,029)	10,105

Non-interest income	239	113	236	186	774
Non-interest expense	2,373	652	378	3,883	7,286

Net contribution to earnings before tax expense	$3,920	$3,880	$519	$(4,726)	$3,593

	Regional	Real Estate
	Banking	Industries
Six Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2008
Interest income	$17,720	$11,199	$1,630	$4,656	$35,205
Credit for funds provided	13,700	700	67	(14,467)	—

Total interest income	31,420	11,899	1,697	(9,811)	35,205

Interest expense	6,575	—	—	11,866	18,441
Charge for funds used	12,162	8,236	751	(21,149)	—

Total interest expense	18,737	8,236	751	(9,283)	18,441

Net interest income	12,683	3,663	946	(528)	16,764
Provision for loan losses	—	—	—	29,610	29,610

Net interest income (loss) after provision for loan losses	12,683	3,663	946	(30,138)	(12,846)

Non-interest income	715	345	297	385	1,742
Non-interest expense	5,016	1,583	624	6,581	13,804

Net contribution to earnings before tax expense	$8,382	$2,425	$619	$(36,334)	$(24,908)

	Regional	Real Estate
	Banking	Industries
Six Months Ended June 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$14,788	$17,712	$2,055	$4,885	$39,440
Credit for funds provided	12,954	840	81	(13,875)	—

Total interest income	27,742	18,552	2,136	(8,990)	39,440

Interest expense	7,263	—	1	10,215	17,479
Charge for funds used	9,083	8,904	835	(18,822)	—

Total interest expense	16,346	8,904	836	(8,607)	17,479

Net interest income	11,396	9,648	1,300	(383)	21,961
Provision for loan losses	—	—	—	2,139	2,139

Net interest income after provision for loan losses	11,396	9,648	1,300	(2,522)	19,822

Non-interest income	523	157	360	355	1,395
Non-interest expense	4,771	1,240	780	7,525	14,316

Net contribution to earnings before tax expense	$7,148	$8,565	$880	$(9,692)	$6,901

Segment assets as of:
June 30, 2008	$534,183	$328,537	$34,035	$223,033	$1,119,788

December 31, 2007	$489,666	$357,087	$32,575	$187,275	$1,066,603

     Note: Overhead expenses and the provision for loan losses are not allocated for costs from administration departments to operating segments.
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

     SFAS No. 157, Fair Value Measurements, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follows:

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
     Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
Assets
Fair Value on a Recurring Basis
     The table below presents the balance of securities held to maturity at June 30, 2008, the fair value of which is disclosed on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities held to maturity	$117,251	—	$117,251	—
     Securities held to maturity consist of AAA-rated US Government agency securities, corporate bonds and collateralized mortgage obligations and mortgage-backed securities. The Company discloses securities held to maturity at fair value on a recurring basis. The fair value of the Company’s securities held to maturity are determined using Level 1 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.
Fair Value on a Nonrecurring Basis
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2008.

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$137,929	—	—	$137,929

     The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $2.7 million during the quarter ended June 30, 2008. The collateral underlying these loans had a fair value of $2.7 million, less estimated costs to sell of $1.2 million, resulting in a specific reserve in the allowance for loan losses of $1.2 million.
Loans held for sale
     Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value represents fair value. As of June 30, 2008, the Company has approximately $3.0 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which is a level 2 input. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.
8. Amendment of Preferred Stock
     In June 2008, the terms of our 7% Series A Non-Cumulative Preferred Stock and 6.82% Series B Non-Cumulative Preferred Stock were amended to eliminate the right of the Company to redeem the Preferred Stock. As a result, the Preferred Stock amounts are now reflected on the consolidated statement of financial condition of the Company as shareholders equity and not mezzanine capital.

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
Forward-Looking Information
     The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described under “Item IA. Risk Factors in Part II — Other Information” in Management’s Discussion and Analysis of Financial Condition and Results of Operation”, in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (see page 37). There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.
Overview
     We reported a net loss of $15.3 million ($2.53 basic and diluted loss per share) for the three months ended June 30, 2008 as compared to net earnings of $2.2 million ($0.30 basic and $0.28 diluted earnings per share) for the same period of 2007. For the six months ended June 30, 2008, we reported a net loss of $14.7 million ($2.49 basic and diluted loss per share) as compared to net earnings of $4.0 million ($0.55 basic and $0.53 diluted earnings per share) for the same period of 2007. The decrease in net earnings for the second quarter was primarily attributable to provisions for loan losses of $27.8 million, as compared to $1.1 million in the second quarter of 2007. In the second quarter of 2008, the Company, being aware of the continued effects of the weakening economy and the further deterioration of the real estate market in Southern California, took steps to ensure the collateral securing our loan portfolio was adequate. Following an extensive review of our loan portfolio, we identified a number of loans that are secured by property which is below the recently appraised values of each related loan. As a result, for those loans that are deemed to be impaired, we have charged off or written down the related loan balances by a total of $24.6 million during the second quarter and provided $29.6 million to our allowance for loan losses to increase it to 2.01% of gross loans.
     We have been adversely impacted by the deterioration in the Southern California real estate markets. This has particularly impacted our construction lending, a substantial portion of which has included loans for the construction of tract projects and single homes built for unidentified buyers and loans to improve land. Our homebuilder borrowers are experiencing declining prices and longer sale periods for their completed homes and lots, resulting in slower repayments than originally projected. This situation has resulted in a significant amount of loan defaults within the construction loan portfolio. Further real estate market declines may have additional adverse affects on the values of the properties collateralizing our loans and we could incur higher losses on sales of properties collateralizing our loans.
     Our non-performing assets have continued to increase, from $29.9 million at December 31, 2007 to $93.4 million at June 30, 2008. Substantially all of the increase was in non-accrual loans, which increased from $28.8 million to $88.8 million. Our allowance for loan losses was $18.5 million or 2.01% of loans at June 30, 2008 compared to $15.3 million or 1.69% of loans at December 31, 2007. We expect the economic environment to remain weak into 2009 with credit costs in our construction loan portfolio to remain at elevated levels.

     We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (23% at June 30, 2008, down from 36% at June 30, 2007). We still have $43.1 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied. In addition, approximately 88% in principal amount of our construction loans that were non-performing assets at June 30, 2008, represented projects that were complete (as to construction of the entire project or current phase, or as to land development), and thus would not require material additional funds to complete prior to sale by the borrower or following foreclosure. We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will continue to decrease through 2008, both in total amount and as a percentage of our loan portfolio.
     As a result of the weak economy and the downturn in the housing sector, we continue our efforts to contain costs. Operating expenses decreased by $0.6 million and $0.5 million for the three and six months ended June 30, 2008 as compared to the same periods in 2007, notwithstanding the opening and staffing of our Westside Regional Banking Center in the summer of 2007. Salaries and related benefits decreased 16.3% and 8.4% for the three and six months ended June 30, 2008 as compared to the same periods in 2007 as we reduced our bonus accrual, our profit sharing accrual and restructured our sales incentive plan. In addition, we combined a number of dispersed functions into one location in Irvine at the end of June in order to improve efficiencies while reducing staff.
     In addition to a higher provision for loan losses, our net interest income declined during the three and six months end June 30, 2008 compared to the same periods of 2007 primarily due to: (i) construction loans, our highest yielding loans, constituting a smaller portion of our loan portfolio; (ii) the increase in non-accrual loans, which resulted in interest reversals of $2.1 million and $2.4 million for the three and six months ended June 30, 2008 and impacted the weighted average yield on our interest earning assets by approximately 0.77% and 0.47% for the three months and six months ended June 30, 2008; and (iii) a decrease in the prime rate of 325 basis points (from 8.25% to 5.00%) between June 30, 2007 and June 30, 2008, which affected the yields on our assets more than the cost of our liabilities in the short term.
     These factors also contributed to our decline in net interest margin from 4.74% in the second quarter of 2007 to 2.69% in the second quarter of 2008 and 4.86% in the first six months of 2007 to 3.12% in the first six months of 2008. Our net interest margin was also adversely impacted by an increase from quarter to quarter in certificates of deposit, our highest cost deposits. The weighted average rate paid on our certificates of deposit declined only 51 and 32 basis points for the three and six months ended June 30, 2008, from 5.19% to 4.68% and from 5.15% to 4.83%, respectively, because of the longer repricing intervals of these deposits and competitive conditions, which sustained the rates required to be paid on these deposits notwithstanding the decline in the prime rate. Approximately $164 million of our certificates of deposit will mature prior to the end of the year, and we anticipate they will be renewed or replaced at lower rates.
     We continue to grow, although at a slower pace than in the past several years. Our total assets increased $53.2 million to $1,119.8 million at June 30, 2008. This increase was due principally to: (i) an $81.3 million increase in our real estate loans, including primarily loans secured by commercial properties; (ii) a $12.5 million increase in Federal funds sold; and (iii) an $11.6 million increase in investment securities. Deposits increased from $860.3 million at December 31, 2007 to $904.5 million at June 30, 2008 generated primarily through brokered deposits.
     Our total capital for regulatory purposes was $80.5 million at June 30, 2008 and we continued to meet all applicable regulatory capital requirements and the Bank was considered “adequately capitalized” under applicable regulations. We have engaged the services of Stifel Nicolaus & Company and Wunderlich Securities, Inc. as our financial advisors to assist us in raising additional capital. We may also improve the Company’s capital ratios through reducing total assets, principally through sales of loans or participations.
     Because the Bank is not “well capitalized,” we may not accept brokered deposits without the prior approval of the FDIC. The Company is in the process of requesting approval from the FDIC however, we cannot provide assurance that we will be able to obtain this approval. In addition, we believe that we may have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits.

Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Return on average assets (1)	(5.43)%	0.89%	(2.66)%	0.87%
Return on average shareholders’ equity (1)	(107.24)%	23.56%	(51.39)%	22.45%
Average equity to average assets	5.07%	4.74%	5.17%	4.86%

(1)	Annualized

RESULTS OF OPERATIONS — Three months and six months ended June 30, 2008 and 2007
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$16,234	$20,265	(19.9)%	$35,205	$39,440	(10.7)%
Interest expense	8,865	9,086	(2.4)%	18,441	17,479	5.5%
Net interest income before provision for loan losses	7,369	11,179	(34.1)%	16,764	21,961	(23.7)%
Net interest margin	2.69%	4.74%	(43.2)%	3.12%	4.86%	(35.8)%
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
     Our net interest income before provision for loan losses decreased from $11.2 million and $22.0 million for the three and six months ended June 30, 2007 to $7.4 million and $16.8 million for the same periods in 2008. The decrease for the three months ended June 30, 2008 was due to a $4.0 million decrease in interest income. The decrease for the six months ended June 30, 2008 was due to a $4.2 million decrease in interest income while interest expense increased by $1.0 million. The decreases in interest income are attributable to the increase in our non-accrual loans and interest reversed on previously accruing loans. The increase in interest expense is primarily due to the higher rates paid on our certificates of deposit.
     Interest income was $16.2 million and $35.2 million for the three and six months ended June 30, 2008 as compared to $20.3 million and $39.4 million for the three and six months ended June 30, 2007. The decreases were due to 2.66% and 2.18% decreases in the weighted average yield on interest earning assets for the three and six months ended June 30, 2008, which more than offset the $154.1 million and $169.7 million increases in average interest earning assets for the three and six months ended June 30, 2008. The decreases in weighted average yield on interest earning assets was due primarily to 3.03% and 2.50% decreases in the weighted average yield on loans for the three and six months ended June 30, 2008, which was caused by: (i) construction loans, our highest yielding loans, constituting a smaller portion of our loan portfolio (23% at June 30, 2008 compared to 36% for the same period in 2007); (ii) the fact that our a substantial part of our loan portfolio has adjustable rates tied to the prime rate, and the prime rate declined from 8.25% in the first six months of 2007 to 5% in the first six months of 2008; and (iii) an increase in our non-accrual loans that resulted in the reversal of interest on loans previously accruing interest of $2.1 million and $2.4 million affecting our loan yields by a drop of approximately 0.89% and 0.54% for the three and six months ended June 30, 2008. The increases in average interest earning assets was due primarily to increases in our loan portfolio, and in particular commercial real estate loans.

     Interest expense decreased slightly from $9.1 million in the quarter ended June 30, 2007 to $8.9 million in the quarter ended June 30, 2008. This decrease was due to a 1.06% decrease in the weighted average rates paid on interest bearing liabilities offset in part by $184.4 million increase in average interest bearing liabilities. Interest expense increased from $17.5 million for the six months ended June 30, 2007 to $18.4 million for the six months ended June 30, 2008. The increase in interest expense for the six months ended June 30, 2008 was due to a $187.4 million increase in average interest bearing liabilities despite a 0.81% decrease in the weighted average rates paid on interest bearing liabilities for the six months ended June 30, 2008.
     The increases in average interest bearing liabilities was due primarily to a $125.4 million and $126.1 million increase in average certificates of deposit (“CDs”) and to a lesser extent increases in average repurchase agreements during the three and six months ended June 30, 2008. We funded our growth with CDs because we did not want to fully utilize our FHLB and repurchase agreement borrowing capability, which require loans and securities as collateral. Our weighted average cost of funds was also adversely affected because our weighted average rate paid on our CDs declined only by 51 and 32 basis points for the three and six months ended June 30, 2008, from 5.19% to 4.68% and from 5.15% to 4.83%, respectively. These were due to the longer repricing intervals of these deposits and competitive conditions, which sustained the market rates on CDs notwithstanding the decline in the prime rate. Approximately $164 million of our certificates of deposit will mature prior to the end of the year, and we anticipate they will be renewed or be replaced at lower rates.
     The increase in average interest earning assets and average interest bearing liabilities is a result of continued efforts to expand all of the Bank’s Regional Banking Centers. Most of this growth occurred in the commercial real estate loan category which was funded primarily by certificates of deposits.
     Our interest rate spread decreased from 3.68% during the second quarter of 2007 to 2.09% during the second quarter of 2008. This decrease resulted from a decrease in the weighted average yield on our interest earning assets of 2.66% during the three months ended June 30, 2008 offset by the 1.06% decrease in the weighted average cost of our interest bearing liabilities during the same period. The 325 basis point decline in the prime rate impacted our loan portfolio more immediately and to a greater extent than its impact on our interest bearing liabilities generally and our CDs in particular. Our interest rate spread was also adversely affected by our higher levels of non-accrual loans and a change in the composition of our loan portfolio from construction loans, which declined from 36% of our loan portfolio in 2007 to 23% of our loan portfolio in 2008, and an increase in commercial real estate loans from 34% to 48% of our loan portfolio during the same period. During the past year, commercial real estate loans generally have interest rates somewhat lower than concurrently originated construction loans. Our net interest spread was also adversely impacted by an increase from quarter to quarter in certificates of deposit, our highest cost deposits. The weighted average rate paid on our certificates of deposit declined only 51 basis points, from 5.19% to 4.68%. This increase in the high cost of certificates of deposits was offset somewhat by the lower rates paid on our savings and money market accounts decreasing from 4.18% and 4.21% for the three and six months ended June 30, 2007 to 2.34% and 2.65% for the same period in 2008.
     These factors also contributed to a decline in net interest margin from 4.74% in the second quarter of 2007 to 2.69% in the second quarter of 2008. Our net interest margin continues to remain higher than our interest rate spread as we have a significant amount of non-interest bearing liabilities, including principally non-interest bearing demand deposits.

     The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.
ANALYSIS OF NET INTEREST INCOME

	Three Months ended June 30,
	2008			2007
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp.(1)	Earned/Paid(3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$43,564	$216	1.99%	$57,510	$759	5.29%
Time deposits	2,310	17	2.89%	1,972	20	4.07%
Securities	114,942	1,547	5.41%	93,083	1,246	5.37%
Loans (2)	939,419	14,454	6.19%	793,548	18,240	9.22%

Total interest earning assets	1,100,235	16,234	5.93%	946,113	20,265	8.59%

Non-interest earning assets	31,870			29,210

Total assets	$1,132,105			$975,323

Interest bearing liabilities:
Interest bearing demand deposits	$9,943	30	1.21%	$16,452	63	1.54%
Savings and money market deposits	204,601	1,190	2.34%	200,330	2,090	4.18%
Certificates of deposit	549,942	6,396	4.68%	424,501	5,489	5.19%
FHLB advances:
Short-term	40,903	361	3.55%	—	—	—
Long-term	30,000	213	2.85%	50,566	679	5.39%
Securities sold under repurchase agreements	63,243	336	2.13%	22,386	253	4.53%
Junior subordinated debentures	27,837	339	4.90%	27,837	512	7.38%

Total interest bearing liabilities	926,469	8,865	3.85%	742,072	9,086	4.91%

Non-interest bearing liabilities	148,290			177,379

Total liabilities	1,074,759			919,451
Redeemable preferred stock and shareholders’ equity	57,346			55,872

Total liabilities and shareholders’ equity	$1,132,105			$975,323

Net interest income		$7,369			$11,179

Interest rate spread			2.09%			3.68%
Net interest margin			2.69%			4.74%

(1)	Interest income on loans includes loan fees of $0.5 million in 2008 and $1.2 million in 2007.

(2)	Loans include nonaccrual loans with an average balance of $99.3 million in 2008 and $23.0 million in 2007.

(3)	Annualized

	Six Months ended June 30,
	2008			2007
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp.(1)	Earned/Paid(3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$41,495	$534	2.59%	$45,198	$1,167	5.21%
Time deposits	2,099	33	3.14%	2,019	39	3.90%
Securities	112,261	2,992	5.36%	94,886	2,489	5.29%
Loans (2)	924,364	31,646	6.88%	768,416	35,745	9.38%

Total interest earning assets	1,080,219	35,205	6.55%	910,519	39,440	8.73%

Non-interest earning assets	33,240			29,828

Total assets	$1,113,459			$940,347

Interest bearing liabilities:
Interest bearing demand deposits	$10,361	74	1.43%	$15,276	117	1.54%
Savings and money market deposits	210,780	2,781	2.65%	198,162	4,141	4.21%
Certificates of deposit	532,168	12,786	4.83%	406,020	10,371	5.15%
FHLB advances:
Short-term	40,728	778	3.84%	—	—	—
Long-term	30,000	484	3.24%	50,292	1,357	5.44%
Securities sold under repurchase agreements	54,402	746	2.76%	21,320	473	4.47%
Junior subordinated debentures	27,837	792	5.72%	27,837	1,020	7.39%

Total interest bearing liabilities	906,276	18,441	4.09%	718,907	17,479	4.90%

Non-interest bearing liabilities	149,590			166,192

Total liabilities	1,055,866			885,099
Redeemable preferred stock and shareholders’ equity	57,593			55,248

Total liabilities and shareholders’ equity	$1,113,459			$940,347

Net interest income		$16,764			$21,961

Interest rate spread			2.46%			3.83%
Net interest margin			3.12%			4.86%

(1)	Interest income on loans includes loan fees of $1.1 million in 2008 and $2.5 million in 2007.

(2)	Loans include nonaccrual loans with an average balance of $116.7 million in 2008 and $20.8 million in 2007.

(3)	Annualized
     The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN NET INTEREST INCOME

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$(152)	$(391)	$(543)	$(89)	$(544)	$(633)
Time deposits	3	(6)	(3)	2	(8)	(6)
Securities	294	7	301	462	41	503
Loans	2,957	(6,743)	(3,786)	6,422	(10,521)	(4,099)

Total interest earning assets	3,102	(7,133)	(4,031)	6,797	(11,032)	(4,235)

Interest expense:
Interest bearing demand	(21)	(12)	(33)	(35)	(8)	(43)
Savings and money market	44	(944)	(900)	249	(1,609)	(1,360)
Certificates of deposit	1,500	(593)	907	3,061	(646)	2,415
FHLB advances:
Short-term	361	—	361	778	—	778
Long-term	(216)	(250)	(466)	(437)	(436)	(873)
Securities sold under agreements to repurchase	272	(189)	83	509	(236)	273
Junior subordinated debentures	—	(173)	(173)	—	(228)	(228)

Total interest bearing liabilities	1,940	(2,161)	221	4,125	(3,163)	962

Net interest income	$1,164	$(4,879)	$(3,715)	$2,672	$(7,869)	$(5,197)

Provision for Loan Losses
     We made provisions for loan losses of $27.8 million and $29.6 million, respectively, for the three and six months ended June 30, 2008 as compared to provisions of $1.1 million and $2.1 million for the comparable periods of 2007. We have made an extensive review of our loan portfolio, and identified a large number of loans where the appraisal value of the property was below the carrying value of the related loan. Thus, for those loans that were considered to be impaired, we have chosen to charge off or write down the related loan balances on each of these loans in the second quarter. This resulted in providing an additional provision for loan losses to increase our allowance to approximately 2.01% of our loan portfolio. The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. At June 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $140.2 million, representing 15.3% of our loan portfolio, and additional commitments for these projects in the amount of $24.2 million (although we believe that the substantial part of these commitments will expire unfunded because conditions for funding will not be satisfied). We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (23% at June 30, 2008 from 36% at June 30, 2007). We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our homebuilder borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at elevated levels throughout 2008 and into 2009 as compared to the recent past.
     We assess the adequacy of the allowance for loan losses (the “Allowance”) each calendar quarter. Impaired loans are carried at the lower of the adjusted principal balance or the fair market value based on their discounted cashflows, or if collateral dependent, the fair market value of the underlying collateral less estimated costs to sell. Loans that are not impaired are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on our loss history. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.
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
Non-Interest Income
     The following table identifies the components of and the percentage changes for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Service charges	$417	$281	48.4%	$716	$567	26.3%
Gain on sale of loans, net	106	184	(42.4)%	152	236	(35.6)%
Loan broker fee income	126	47	168.1%	159	129	23.3%
Other	473	262	80.5%	715	463	54.4%

Total	$1,122	$774	45.0%	$1,742	$1,395	24.9%

     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans, loan broker fees for referring loans to other lenders and fund control service fees. Non-interest income increased by 45.0% and 24.9% for the three and six months ended June 30, 2008 as compared to the same period in 2007, due to increases in service charges and other income. Service changes increased primarily due to the growth of our deposits and the increase in the account activities of our demand deposit customers which contribute to higher amounts of fee income. Other income increased by 80.5% and 54.4% for the three and six months ended June 30, 2008 due to fees received for performing certain fund control services on our construction loans in-house as opposed to outsourcing this service in 2007.
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
Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Salaries and related benefits	$3,546	$4,239	(16.3)%	$7,702	$8,412	(8.4)%
Occupancy and equipment	1,055	935	12.8%	2,136	1,880	13.6%
Professional fees	476	419	13.6%	840	707	18.8%
Data processing	249	238	4.6%	475	431	10.2%
Other operating expense	1,348	1,272	6.0%	2,651	2,886	(8.1)%

Total	$6,673	$7,286	(8.4)%	$13,804	$14,316	(3.6)%

     Salaries and related benefits expense decreased by 16.3% and 8.4% for the three and six months ended June 30, 2008 as compared to the same period in 2007. We have made a concerted effort to contain costs due to the slowing of the housing market and the overall current economic environment. We have managed to reduce our salaries and related benefits by decreasing bonus accrual, profit sharing accruals and restructuring our overall incentive plan. Additionally, in June 2008 we consolidated a number of dispersed functions into one location in Irvine to improve efficiencies.
     Occupancy and equipment expenses increased by 12.8% and 13.6% for the three and six months ended June 30, 2008 as compared to the same period in 2007 due primarily to the opening of our Westside Regional Banking Center.
     Professional fees increased by 13.6% and 18.8% for the three and six months ended June 30, 2008 as compared to the same period in 2007 primarily due to the legal fees incurred in connection with the increase in our non-performing assets.
     As a result of the current economy and the downturn in the housing sector, we have taken a number of actions to contain costs. Our cost containment efforts included but were not limited to the areas of marketing, business and entertainment, as well as recruiting fees for hiring new employees. Other operating expense increased only 6.0% for the three months ended June 30, 2008 as compared to the same period in 2007 notwithstanding the opening of our Westside Regional Banking Center in the summer of 2007 and the increase in FDIC assessment fee. Other operating expense decreased by 8.1% for the six months ended June 30, 2008 as compared to the same period in 2007 due to our efforts to contain costs.

FINANCIAL CONDITION
Regulatory Capital
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.
REGULATORY CAPITAL
June 30, 2008

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$80,543	8.45%	$76,283	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$55,391	5.81%	$38,141	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$55,391	4.90%	$45,246	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$80,252	8.43%	$76,180	>=8.0%	$95,225	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$68,268	7.17%	$38,090	>=4.0%	$57,135	>=6.0%
Tier 1 Capital (to average assets)	$68,268	6.04%	$45,246	>=4.0%	$56,557	>=5.0%
     Our regulatory capital decreased since December 31, 2007 as a result of our net loss and by dividends on our preferred stock. At June 30, 2008, Bancshares and the Bank met all applicable regulatory capital requirements and the Bank was “adequately capitalized” as defined under applicable regulations. However, we have little excess regulatory capital, and thus we will be unable to grow except to the extent we increase our regulatory capital through earnings or issuances of capital stock or other securities that may be included in regulatory capital. The Company has engaged the services of Stifel Nicolaus & Company and Wunderlich Securities, Inc. as our financial advisors to assist us in raising additional capital. We may also improve the Company’s capital ratios through reducing total assets, principally through sales of loans or participations of loans.
     Because the Bank is not “well capitalized” under the FDIC prompt corrective action rules, we may not accept brokered deposits without the prior approval of the FDIC. The Company is in the process of requesting approval from the FDIC however, we cannot provide assurance that we will be able to obtain this approval. In addition, we believe that if the Bank is not “well capitalized”, we will have greater difficulty obtaining certificates of deposit through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.
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
     Average deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with average preferred stock and shareholders’ equity, provided 86% and 89%, respectively, of our funding as a percentage of average total assets during the six months ended June 30, 2008 and 2007.

     Secondary sources of liquidity include borrowing arrangements with the FRB and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB are short-term and must be collateralized by pledged securities or loans. As a member of the FHLB, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged securities or by assignment of notes and may be for terms of one day to several years. As of June 30, 2008, we had $70.0 million outstanding FHLB advances and had no outstanding borrowings from the FRB. Subsequent to June 30, 2008, our maximum borrowing capacity at FHLB was $85 million.
     We also have liquidity as a net seller of overnight funds. During the six months ended June 30, 2008, we had an average balance of $41.5 million in overnight funds sold representing 4% of total average assets. Subsequent to June 30, 2008, the Company has improved it’s net liquid asset position to an amount in excess of $100 million.
     We may also obtain funds from securities sold under agreements to repurchase. See “Borrowed Funds — Securities Sold Under Agreements to Repurchase.”
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2008 decreased by $2.3 million as compared to the same period in 2007 primarily due to the increase in accrued interest receivable and other assets.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2008 decreased by $71.4 million as compared to the same period in 2007 primarily due to the decrease in loan growth.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2008 decreased by $38.4 million as compared to the same period in 2007 primarily due to a decrease in savings and money market deposits, demand deposits and FHLB advances, offset by an increase in certificate of deposits and securities sold under agreements to repurchase.
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

     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:
RATE SENSITIVITY
June 30, 2008
(Dollars in thousands)

		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
Assets
Federal funds sold	$39,460	$—	$—	$—	$39,460
Time deposits with other financial institutions	717	1,100	198	—	2,015
Securities held to maturity	—	4,004	995	112,517	117,516
Loans, gross	392,946	82,615	298,471	145,215	919,247

Total rate-sensitive assets	$433,123	$87,719	$299,664	$257,732	$1,078,238

Liabilities:
Interest bearing demand deposits	$8,619	$—	$—	$—	$8,619
Savings and money market	191,554	—	—	—	191,554
Certificates of deposit	87,406	262,926	203,442	—	553,774
FHLB advances	50,000	10,000	10,000	—	70,000
Securities sold under agreements to repurchase	70,908	—	—	—	70,908
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$436,324	$272,926	$213,442	$—	$922,692

Interval Gaps:
Interest rate sensitivity gap	$(3,201)	($185,207)	$86,222	$257,732	$155,546

Rate sensitive assets to rate sensitive liabilities	99.3%	32.1%	140.4%	N/A	116.9%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(3,201)	($188,408)	$(102,186)	$155,546	$155,546

Rate sensitive assets to rate sensitive liabilities	99.3%	73.4%	88.9%	116.9%	116.9%

% of rate sensitive assets in period	40.2%	48.3%	76.1%	100.0%	N/A

Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Time deposits maturing:
Within one year	$1,817	3.06%	1,053	3.78%
After one year but within five years	198	4.00%	198	4.00%

Total time deposits	$2,015	3.15%	$1,251	3.82%

     The following table provides certain information regarding our investment securities at the dates indicated. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations and mortgage backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no tax-exempt securities during the periods covered by the following tables.
INVESTMENT SECURITIES

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$4,004	5.29%	$7,994	5.20%
After one year but within five years	995	4.13%	8,492	5.02%
Collateralized mortgage obligations and mortgage-backed securities	112,517	5.60%	89,460	5.44%

Total investment securities	$117,516	5.57%	$105,946	5.38%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At June 30, 2008, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At June 30, 2008 and 2007, securities with an amortized cost of $102.2 million and $40.0 million, respectively, were pledged to secure securities sold under agreements to repurchase, a letter of credit, FHLB advances and a discount line at the FRB.
     The amortized cost and estimated fair values of securities held to maturity at the date indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
June 30, 2008
U.S. Agency securities	$995	$1	$—	$996
Corporate bonds	4,004	—	117	3,887
Collateralized mortgage obligations and mortgage-backed securities:	112,517	885	1,034	112,368

	$117,516	$886	$1,151	$117,251

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2007
U.S. Agency securities	$10,477	$26	$—	$10,503
Corporate bonds	6,009	—	143	5,866
Collateralized mortgage obligations and mortgage-backed securities	89,460	834	381	89,913

	$105,946	$860	$524	$106,282

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 are summarized as follows:
UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
	(Dollars in thousands)
Corporate bonds	$—	$—	$2,885	$117	$2,885	$117
Collateralized mortgage obligations and mortgage-backed securities	36,955	440	18,023	594	54,978	1,034

	$36,955	$440	$20,908	$711	$57,863	$1,151

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
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at June 30, 2008. Because these securities mature within the next six months, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at June 30, 2008 or 2007.
     Additionally, at June 30, 2008, approximately 71% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of June 30, 2008 and, therefore, we do not consider these investments to be other than temporarily impaired.
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

     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	June 30, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$254,318	27.6%	$262,374	29.0%
Construction loans	208,435	22.7	272,279	30.1
Real estate loans	440,191	47.9	358,907	39.7
Other loans	16,303	1.8	11,075	1.2

	919,247	100.0%	904,635	100.0%

Less — Deferred loan fees, net	(1,611)		(1,699)
Less — Allowance for loan losses	(18,491)		(15,284)

Net loans	$899,145		$887,652

     At June 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $140.2 million, representing 15.3% of our loan portfolio. We still have $24.2 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied. We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio. In addition, approximately 88% in principal amount of our construction loans that were non-performing assets at June 30, 2008, represented projects that were complete (as to construction of the entire project or current phase, or as to land development), and thus would not require material additional funds to complete prior to sale by the borrower or following foreclosure. We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio.
     At June 30, 2008 and December 31, 2007, qualifying loans with an outstanding balance of $416.4 million and $340.4 million, respectively, were pledged to secure advances and a letter of credit at the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at June 30, 2008 excluding loans held for sale:
LOAN MATURITIES

	June 30, 2008
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$122,471	$112,769	$19,078	$254,318
Construction loans	185,926	21,178	1,331	208,435
Real estate loans	55,397	169,132	215,662	440,191
Other loans	2,221	6,887	7,195	16,303

	$366,015	$309,966	$243,266	$919,247

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
     The following table sets forth information about non-performing assets at the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$88,768	$28,774
Accruing loans past due 90 days or more	350	—
Troubled debt restructuring	4,296	—
Other real estate owned	—	1,100

Balance at end of period	$93,414	$29,874

     Non-performing assets with an outstanding balance in excess of $4.0 million at June 30, 2008 included:
     1. A $10.5 million construction loan to acquire and convert 16 apartment buildings into condominium units in Southern California
     2. Two construction loans totaling $5.8 million to develop 10 finished lots and two model homes in Southern California.
     3. A $4.1 million construction loan to complete 28 condominium units in Kirkwood, California.
     4. Two construction loans totaling $12.1 million for a 65 unit residential condominium project in Southern California.
     5. Three construction loans totaling $5.1 million loan to develop homes in Southern California.
     6. A $6.0 million construction loan secured by 27 completed residential condominium units in Southern California.
     7. Three loans totaling $4.1 million to develop homes in Southern California.
     8. Two loans totaling $4.3 million to build a 16 unit attached townhome project in Southern California
     9. Two loans totaling $5.8 million construction to build a 7,250 square foot custom home in Southern California.
     10. A $4.0 million loan secured by land to complete a 61 unit residential condominium project in Southern California.
     We closely monitor our non-performing loans and believe that we can timely identify and downgrade any loans where the borrower is experiencing slower than projected sales and/or the loan-to-value ratio is increasing. However, we can give no assurance that in the future we will not identify other projects that will require a material provisions to our Allowance as a result of facts and conditions existing today of which we are not aware or a continuing and/or prolonged deterioration in the economic environment.
     Cash collections on non-performing loans totaled $13.2 million during the six months ended June 30, 2008 of which $12.9 million was applied to principal and $0.3 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $3.6 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. Non-performing loans were assigned a reserve of $1.2 million and $2.7 million at June 30, 2008 and December 31, 2007, respectively.
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

IMPAIRED LOANS
     The following is a summary of the information pertaining to impaired loans at the dates indicated:

	As of and for	As of and for
	the six	the twelve
	months ended	months ended
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans with a valuation allowance	$2,687	$16,863
Impaired loans without a valuation allowance	135,241	28,124

Total Impaired loans	$137,929	$44,987

Valuation allowance related to impaired loans	$1,182	$2,700

Average recorded investment in impaired loans	$183,360	$54,238

Cash collections applied to reduce principal balance	$21,572	$12,137

Interest income recognized on cash collections	$665	$3,485

Changes in Allowance for Loan Losses
     See Note 2, “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for discussion regarding changes in the Allowance.
Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At June 30, 2008, we had undisbursed loan commitments of $234.4 million, of which, $156.1 million in commercial loans, $32.0 million in real estate loans, and $43.1 million in construction loans.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At June 30, 2008, we had outstanding standby letters of credit with a potential $45.1 million of obligations maturing at various dates through 2012.
Deposits
     Total deposits increased from $860.3 million at December 31, 2007 to $904.5 million at June 30, 2008. This increase was primarily due to a $47.6 million increase in certificates of deposits. The increase in deposits resulted from an increase in our brokered deposits, which we used to fund the increase in our loan portfolio, to purchase additional investment securities to collateralize our securities sold under agreements to repurchase and to increase our liquidity.

     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Regional Bank Centers	$492,535	54.5%	$494,184	57.4%
Money desk	112,508	12.4	101,060	11.7
Brokered	258,812	28.6	197,159	22.9
Internet	40,670	4.5	67,929	8.0

Total	$904,525	100.0%	$860,332	100.0%

     Our money desk attracts primarily CDs from institutional investors nationwide by telephone. We also engage brokers to place CDs for their customers. During 2008, the CDs obtained through our money desk or deposit brokers generally had maturities ranging from one month to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month. In addition, we have historically maintained an appropriate level of liquidity specifically to counter any concurrent deposit reduction that might occur.
     We have established relationships with several brokers that will place CDs for us. When we desire to use these brokers to place CDs, we generally advise all of them of the amount and maturities of the CDs we want to place, and place the CDs through the broker offering the lowest interest rates. Notwithstanding this procedure, all except $10.0 million of our brokered deposits at June 30, 2008 were obtained through one broker. We believe that should our business discontinue with this broker, we could continue to obtain the CDs we desire through other brokers. However, we could be adversely affected because the CDs through other brokers may bear slightly higher interest rates. Further, the deposits obtained through this broker as of June 30, 2008 mature at various times through September 2011, and thus such discontinuation would not likely result in the immediate withdrawal of such deposits. We intend to continue our efforts to increase our levels of core deposits in an effort to decrease our reliance on money desk and brokered deposits.
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
     Banks that are not “well capitalized” under the FDIC prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. We are in the process of obtaining FDIC approval to accept brokered deposits but can provide no assurance that such approval will be granted. The Company has engaged the services of Stifel Nicolaus & Company and Wunderlich Securities, Inc. as our financial advisors to assist us in raising additional capital. We believe that if the Bank is not “well capitalized”, we will have greater difficulty obtaining CDs through our money desk and may have to pay higher interest rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well capitalized” could have a material adverse affect on us.
     The aggregate amount of the CDs in denominations of $100,000 or more at June 30, 2008 was approximately $396.1 million. Interest expense on these deposits was approximately $8.8 million for the six months ended June 30, 2008.

     The approximate scheduled maturities of CDs at June 30, 2008 was as follows:
CERTIFICATES OF DEPOSIT

Certificate of Deposit Maturing:	Amount(1)
(Dollars in thousands)
Three months or less	$85,276
Over three and through twelve months	249,607
Over twelve months	186,226

Total	$521,109

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At June 30, 2008, we had $40 million of short-term and $30.0 million of long-term advances from the FHLB which, along with a $38 million letter of credit, were collateralized by certain qualifying loans with a carrying value of $416.4 million and investment securities with an amortized cost of $2.9 million. These advances bear interest at the rates noted below. Interest is payable monthly or quarterly with principal and any accrued interest due at maturity. Subsequent to June 30, 2008, our maximum borrowing capacity at FHLB was $85 million.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of June 30, 2008:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
10,000	Fixed at 5.31%	August 2008
10,000	Fixed at 4.54%	October 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
10,000	Prime minus 2.80%	December 2009
10,000	Fixed at 3.86%	December 2009
10,000	Prime minus 2.74%	January 2010

$70,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshare’s option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 6.13% at June 30, 2008).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshare’s option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 4.58% at June 30, 2008).

     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshare’s option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 4.30% at June 30, 2008).
     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     Securities Sold Under Agreements to Repurchase. In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This borrowing is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $30.7 million at June 30, 2008. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% per annum (the rate was 1.77% per annum at June 30, 2008) until November 2008 at which time it converts to a fixed rate of 4.54% per annum. The borrowing has a maturity date of November 2016 and is callable by the holder at any time after November 2008. The weighted average rate paid during the period was 2.33%. Because the Company was not “well capitalized” at June 30, 2008, it was in default with respect to this agreement.
     In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This borrowing is collateralized by various collateralized mortgage obligations and mortgage-backed securities with an amortized cost of $11.1 million at June 30, 2008. Interest is payable on a quarterly basis and accrues at the rate of 3.55% per annum through September 2008 and adjusts quarterly thereafter at the rate of 8.75% per annum minus the three-month LIBOR with a zero percent floor and a cap of 4.75% per annum. The borrowing has a maturity date of September 2014 and is callable by the holder at any time after September 2008. Because the Company was not “well capitalized” at June 30, 2008, it was in default with respect to this agreement.
     Beginning in 2007, we offered the securities sold under agreements to repurchase to various customers. We swept funds from various deposit accounts that exceeded an established minimum threshold into overnight repurchase accounts. These repurchase agreements were in essence overnight borrowings by us collateralized by certain securities. For the six months ended June 30, 2008, the average daily balance of these repurchase agreements was $8.6 million and the maximum amount of funds provided by these customers at any date was $31.4 million. The weighted average rate paid during the period was 2.45%.
     Beginning in 2008, we offered a similar type of securities sold under agreements to repurchase to various customers. We swept the funds from various deposit accounts that exceeded an established minimum threshold into overnight repurchase agreements. These repurchase agreements were in essence overnight borrowings by us collateralized by certain of our investment securities. These securities, however, were held by an independent third party financial institution that can cause the securities to be liquidated upon default. During the six months ended June 30, 2008, the average balance of these repurchase agreements was $15.8 million and the maximum amount of funds provided by these customers at any date was $35.5 million. The weighted average rate paid during the period was 2.95%.
     Being less than “well capitalized” may adversely impact our borrowing agreements including those with FHLB and other third parties.
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
     At June 30, 2008, a significant number of our loans were collateralized by real estate located in California. Because of this concentration, our financial position and results of operations have been influenced by weaknesses in the housing market and the California economy. Real estate market declines have adversely affected the values of the properties collateralizing loans and may continue to decline. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our Annual Meeting of Shareholders was held on May 23, 2008. Set forth below are the matters voted on by shareholders at the Annual Meeting and the results of the voting.
(1)	Election of Directors. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

Name	Votes For	Withheld
Michael L. Abrams	5,644,011	13,866
Robert H. Bothner	5,643,811	14,066
Lyn S. Caron	5,640,811	17,066
Willie D. Davis	5,641,811	16,066
Daniel T. Jackson	5,643,011	14,866
Curtis S. Reis	5,644,011	13,866
D. Gregory Scott	5,644,011	13,866
Andrew A. Talley	5,644,011	13,866
Robert H. Thompson	5,644,011	13,866

(2)	Ratification of Independent Public Accountants. The shareholders ratified the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for fiscal 2008 by the following vote

Votes For	Votes Against	Abstain
5,649,377	1,200	7,300
(3)	Amendment of Series A Certificate of Determination. The shareholders ratified the amendment of Series A Certificate of Determination
Common shareholders

Votes For	Votes Against	Abstain
5,606,077	12,100	39,700
Preferred Series A shareholders

Votes For		Votes Against	Abstain
485,200	(66.19%)	10,000	12,500
(4)	Amendment of Series B Certificate of Determination. The shareholders ratified the amendment of Series B Certificate of Determination
Common shareholders

Votes For	Votes Against	Abstain
5,606,077	15,300	38,900
Preferred Series B shareholders

Votes For		Votes Against	Abstain
360,704	(54.07%)	3,000	10,000
ITEM 5. OTHER INFORMATION
     Nothing to report.

ITEM 6. EXHIBITS

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated August 14, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 14, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2008	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated August 14, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated August 14, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.