Form 10-Q
period 2008-09-30
ALLIANCE BANCSHARES CALIFORNIA
filed 2008-11-20
CIK 1140472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
6,179,979 shares of Common Stock as of October 31, 2008

ALLIANCE BANCSHARES CALIFORNIA
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$20,968	$17,325
Federal funds sold	—	26,925

Total cash and cash equivalents	20,968	44,250
Time deposits with other financial institutions	7,539	1,251
Securities held to maturity, fair market value $146,605 at September 30, 2008; $106,282 at December 31, 2007	148,892	105,946
Loans held for sale	3,064	—
Loans, net of the allowance for loan losses of $19,850 at September 30, 2008; $15,284 at December 31, 2007	888,376	887,652
Equipment and leasehold improvements, net	4,883	4,795
Accrued interest receivable and other assets	38,944	22,709

Total assets	$1,112,666	$1,066,603

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$101,046	$147,242
Interest bearing:
Demand	8,002	9,834
Savings and money market	79,519	197,076
Certificates of deposit	669,057	506,180

Total deposits	857,624	860,332
Accrued interest payable and other liabilities	5,015	6,271
Federal funds purchased	10,000	—
Securities sold under agreements to repurchase	99,594	35,364
FHLB advances	85,000	80,000
Junior subordinated debentures	27,837	27,837

Total liabilities	1,085,070	1,009,804

Commitments and contingencies	—	—
Redeemable Preferred Stock (Note 9)	—	19,016

Shareholders’ Equity:
Serial preferred stock, no par value:
Authorized - 20,000,000 shares
7% Series A Non-Cumulative Convertible Non-Voting: Authorized and outstanding - 733,050 shares at September 30, 2008	7,697	—
6.82% Series B Non-Cumulative Convertible Non-Voting: Authorized and outstanding – 665,096 shares at September 30, 2008	11,285	—
Common stock, no par value:
Authorized - 20,000,000 shares; Outstanding - 6,179,979 shares at September 30, 2008 and 6,177,979 shares at December 31, 2007	6,756	6,722
Additional Paid in Capital	1,479	1,110
Undivided profits	379	29,951

Total shareholders’ equity	27,596	37,783

Total liabilities, redeemable preferred stock and shareholders’ equity	$1,112,666	$1,066,603

The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands except earnings per share)
Interest Income:
Interest and fees on loans	$14,011	$18,398	$45,656	$54,143
Interest on time deposits with other financial institutions	17	14	50	53
Interest on securities held to maturity	1,801	1,383	4,793	3,872
Interest on federal funds sold	189	489	724	1,656

Total interest income	16,018	20,284	51,223	59,724

Interest Expense:
Interest on deposits	7,823	8,042	23,464	22,671
Interest on federal funds purchased	2	—	2	—
Interest on FHLB advances	547	762	1,810	2,119
Interest on securities sold under repurchase agreements	575	271	1,319	744
Interest on junior subordinated debentures	339	522	1,132	1,542

Total interest expense	9,286	9,597	27,727	27,076

Net interest income before provision for loan losses	6,732	10,687	23,496	32,648
Provision for Loan Losses	6,438	1,060	36,048	3,199

Net interest income (expense)	294	9,627	(12,552)	29,449

Non-Interest Income	633	1,462	2,375	2,857

Non-Interest Expense:
Salaries and related benefits	3,275	4,588	10,978	13,000
Occupancy and equipment expenses	1,073	932	3,209	2,812
Professional fees	543	415	1,378	1,122
Data processing	281	186	755	617
Other operating expense	2,020	1,379	4,677	4,265

Total non-interest expense	7,192	7,500	20,997	21,816

Earnings (Losses) Before Income Tax Expense (Benefit)	(6,265)	3,589	(31,174)	10,490
Income tax expense (benefit)	7,606	1,599	(2,585)	4,466

Net Earnings (Loss)	$(13,872)	$1,990	$(28,589)	$6,024

Earnings (loss) per Common Share:
Basic earnings (loss) per share	$(2.30)	$0.27	$(4.79)	$0.82
Diluted earnings (loss) per share	$(2.30)	$0.26	$(4.79)	$0.79
The accompanying notes are an integral part of these statements.

Part I. Item 1. (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$(28,589)	$6,024
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net amortization of discounts and premiums on securities held to maturity	463	36
Depreciation and amortization	1,165	1,039
Provision for loan losses	36,048	3,199
Compensation expense on stock options	369	337
Excess tax benefit from share based payment arrangements	—	(118)
Net gains on sales of loans held for sale	(134)	(1,008)
Proceeds from sales of loans held for sale	14,439	65,015
Originations of loans held for sale	(17,369)	(63,702)
(Increase) decrease in accrued interest receivable and other assets	252	901
Decrease in accrued interest payable and other liabilities	(1,256)	(2,653)

Net cash provided by operating activities	5,380	9,070

Cash Flows from Investing Activities:
Net (increase) decrease in:
Time deposits with other financial institutions	(6,288)	1,085
Loans	(53,238)	(134,442)
Purchase of equipment and leasehold improvements	(1,451)	(1,678)
Purchase of FHLB stock	(529)	(427)
Purchase of securities held to maturity	(80,742)	(47,877)
Proceeds from maturities of securities held to maturity	37,333	48,101
Proceeds from sale of other real estate owned	714	—

Net cash used in investing activities	(104,201)	(135,238)

Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand deposits	(46,196)	(8,734)
Interest bearing demand deposits	(1,832)	7,737
Savings and money market deposits	(117,557)	28,445
Certificates of deposit	162,877	97,530
Excess tax benefit from share based payment arrangements	—	118
Proceeds from Federal Funds Purchased	10,000	—
Proceeds from FHLB Advances	5,000	10,000
Increase in securities sold under agreements to repurchase	64,230	11,096
Proceeds from stock options exercised	—	112
Dividends paid on preferred stock	(983)	(984)

Net cash provided by financing activities	75,539	145,320

Net Increase (Decrease) in Cash and Cash Equivalents	(23,282)	19,152
Cash and Cash Equivalents, Beginning of Period	44,250	47,542

Cash and Cash Equivalents, End of Period	$20,968	$66,694

Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer from loans to Other Real Estate Owned	$16,466	$1,100
Conversion of preferred stock into common stock	$34	—

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$27,264	$25,775
Income taxes	370	5,922
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	Common Stock		Additional
	Number of		Paid In	Undivided
	Shares	Amount	Capital	Profits	Total
		(Dollars and shares in thousands)
Balance, December 31, 2006	6,152	$6,600	$502	$27,165	$34,267
Stock options exercised	20	112	—	—	112
Dividends paid on preferred stock	—	—	—	(984)	(984)
Tax benefit on non-qualified stock options	—	—	118	—	118
Compensation expense on stock options	—	—	337	—	337
Net earnings	—	—	—	6,024	6,024

Balance, September 30, 2007	6,172	$6,712	$957	$32,205	$39,874

	Preferred Stock		Common Stock		Additional
	Number of		Number		Paid In	Undivided
	Shares	Amount	of Shares	Amount	Capital	Profits	Total
	(Dollars and shares in thousands)
Balance, December 31, 2007	—	$—	6,178	$6,722	$1,110	$29,951	$37,783
Reclassification of Preferred Stock from Mezzanine capital to shareholders’ equity	1,400	19,016	—	—	—	—	19,016
Conversion of Preferred Stock into Common Stock	(2)	(34)	2	34			—
Dividends paid on preferred stock	—	—	—	—	—	(983)	(983)
Compensation expense on stock options	—	—	—	—	369	—	369
Net (loss)	—	—	—	—	—	(28,589)	(28,589)

Balance, September 30, 2008	1,398	$18,982	6,180	$6,756	$1,479	$379	$27,596

Part I. Item 1. (continued)
ALLIANCE BANCSHARES CALIFORNIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
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
     The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.
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
     The Company has recorded a deferred tax asset in the amount of $9.3 million which represents the refund of prior taxes paid. Management has concluded that it is not more likely than not that the remaining deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income and has established a deferred tax asset valuation allowance in the amount of $10.2 million. To the extent we are able to generate sufficient taxable income in future periods, this deferred tax asset valuation allowance would be reduced and the future tax benefits would be recognized. Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on our net income and shareholders’ equity.
2. Going Concern and Regulatory Actions
     Going Concern
     The Company has been adversely impacted by the continuing deterioration in the Southern California real estate market. The Company incurred a net loss of $13.9 million for the three months ended September 30, 2008 and $28.6 million for the nine months ended September 30, 2008. Excluding the redeemable preferred stock, shareholders’ equity has decreased from $37.8 million or 3.5% of total assets at December 31, 2007 to $8.6 million or 0.8% of total assets at September 30, 2008. The net losses in 2008 were due primarily to a provision for loan losses of $6.4 million and $36.0 million in the three and nine months ended September 30, 2008, a valuation allowance for deferred taxes of $10.2 million for the nine months ended September 30, 2008 and an increase in nonperforming assets which has reduced the Company’s net interest income. Further, the Company’s financial condition has adversely affected funding sources during the past quarter and caused substantial withdrawals of uninsured deposits. As a result of the losses, the Company is deemed to be under capitalized as of September 30, 2008. These conditions create an uncertainty about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern.
     Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices and the Company has engaged Stifel, Nicolaus & Company, Incorporated and Wunderlich Securities to assist in seeking additional capital, exercising the contractual right to defer the interest on trust preferred securities, taking a number of actions to contain costs, continuing to reduce its lending exposure, and increasing the borrowing line at the Federal Reserve Bank’s discount window in an amount up to approximately $117.0 million.
      Regulatory Actions
     On October 15, 2008, the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “DFI”) jointly issued to the Bank an Order to Cease and Desist (the “Order”). The Order requires the Bank, to among other things increase the Bank’s Tier 1 capital by not less than $30,000,000 by December 12, 2008, and to remain “well capitalized” during the life of the Order, to maintain an adequate allowance for loan and lease losses and maintain sufficient liquidity to meet obligations as they become due. The Order specifies certain time frames for meeting these requirements, and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The FDIC and DFI did not impose or recommend any monetary penalties. The Company has complied with all the requirements of the Order at this time.
               On October 10, 2008, Bancshares entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB of SF”). Under the FRB Agreement, Bancshares must, among other things obtain written approval from the FRB prior to declaring or paying any dividends, making any distribution of interest, principal, or other sums on subordinated debentures or trust preferred securities. Bancshares must submit a capital plan to maintain sufficient capital to the FRB of SF. The Company must furnish periodic progress reports to the FRB regarding its compliance with the FRB Agreement. The FRB Agreement will remain in effect until modified or terminated by the FRB.
               If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Order. As a result, the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the preferred or common shareholders of the Company.

     Other Real Estate Owned
     Other real estate owned represents real estate acquired through foreclosure and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. At September 30, 2008, there were three properties in other real estate owned with a net book value of $16.6 million. At December 31, 2007, there was one property in other real estate owned which was sold during the second quarter of 2008 at an amount that approximated its carrying value.
     Equity Compensation Plans
     The Company has outstanding options under one current and one terminated equity compensation plan, which are described more fully in Note 4. The following table summarizes various information for stock options issued under the plans for the nine months ended September 30, 2008:

			Weighted Average
		Weighted Average	Remaining		Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life		Value
2008
Outstanding at December 31, 2007	490,600	$11.32
Granted	5,000	$3.05
Exercised	100	$6.10
Forfeited	37,000	$12.65

Outstanding at September 30, 2008	458,500	$11.12	5.83	years	$32,800

Vested or expected to vest at September 30, 2008	440,892	$11.00	5.77		$22,240

Options exercisable at September 30, 2008	254,500	$8.65	4.66		$32,800

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $205,000. The total intrinsic value of options exercised during the nine months ended September 30, 2008 is zero.
3. Allowance for Loan Losses
     The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:
CHANGES IN ALLOWANCES FOR LOAN LOSSES

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$15,284	$9,195
Charge-offs	(32,474)	(1,643)
Recoveries	1,195	166

Net charge-offs	(31,279)	(1,477)
Provision for loan losses	36,048	3,199
Other adjustments	(203)	145

Balance at end of period	$19,850	$11,062

4. Earnings per Share
     Basic and diluted earnings (loss) per share for the periods indicated are computed as follows:

			Per Share
Three Months Ended September 30, 2008	Net loss	Shares	Amount
	(Dollars in thousands)
Basic and diluted loss per share:
Net loss	$(13,872)
Cash dividends on preferred stock	(328)

Net loss attributable to common shareholders	$(14,200)	6,179,283	$(2.30)

			Per Share
Three Months Ended September 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$1,990
Cash dividends on preferred stock	(328)

Net earnings available to common shareholders	1,662	6,169,488	$0.27
Preferred stock dividend	328
Effect of exercise of options	—	87,774
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$1,990	7,657,408	$0.26

     The diluted EPS computation does not include the anti-dilutive effect of options to purchase 406,500 shares and 225,000 shares for the quarters ended September 30, 2008 and 2007, respectively.

			Per Share
Nine Months Ended September 30, 2008	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic and diluted loss per share:
Net loss	$(28,589)
Cash dividends on preferred stock	(983)

Net loss attributable to common shareholders	$(29,573)	6,178,378	$(4.79)

			Per Share
Nine Months Ended September 30, 2007	Net Earnings	Shares	Amount
	(Dollars in thousands)
Basic earnings per share:
Net earnings	$6,024
Cash dividends on preferred stock	(984)

Net earnings available to common shareholders	5,040	6,163,638	$0.82
Preferred stock dividend	984
Effect of exercise of options	—	83,542
Effect of conversion of Series A preferred stock	—	733,050
Effect of conversion of Series B preferred stock	—	667,096

Diluted earnings per share:
Net earnings available to common shareholders	$6,024	7,647,326	$0.79

5. Stock Options
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
     At September 30, 2008, compensation expense related to non-vested stock option grants aggregated to $1.0 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(Dollars in thousands)
Remainder of 2008	$108
2009	406
2010	307
2011	175
2012	48

Total	$1,044

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
     The following table summarizes the assumptions used for stock options granted for the periods presented:

	Nine Months Ended September 30,
	2008	2007
Risk-free rate	3.56%	4.81%
Expected term	6.5 years	6.25 years
Expected volatility	39.30%	36.04%
6. Operating Segments
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the way that public businesses report information about operating segments in annual and interim financial statements and establishes standards for related disclosures about an enterprise’s products and services, geographic areas, and major customers.
     In accordance with the provisions of SFAS No. 131, reportable segments have been determined based upon the Company’s internal management and profitability reporting system, which is organized based on lines of business. The reportable segments for the Company are the Regional Banking Centers, the Real Estate Industries Division, the Small Business Administration (SBA), and Other. The Regional Banking Centers segment is comprised of the

Bank’s five regional banking centers that provide a wide range of credit products and banking services primarily to small to medium sized businesses, executives, and professionals. The Bank’s regional banking centers are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Real Estate Industries Division is comprised of real estate lending, including construction loans for commercial buildings, condominium and apartment projects, multifamily properties, and single-family subdivisions as well as commercial real estate loans. The SBA segment provides credit products that are in part guaranteed by the U.S. government and are made to qualified small business owners for the purpose of accessing capital for operations, acquisitions, and inventory or debt management. The segment entitled “Other” incorporates all remaining business units such as the Company’s corporate office, administrative and treasury functions, as well as other types of products and services such as asset-based lending, asset management group, investment securities, money desk certificates of deposit and brokered deposits.
     Management’s accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
     The Company does not allocate provisions for loan losses, general and administrative expenses, or income taxes to the business segments. In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration. Since the Company derives substantially all of its revenues from interest and noninterest income, and interest expense is its most significant expense, the Company reports the net interest income (interest income less interest expense), which includes the effect of internal funds transfer pricing, and noninterest income for each of these segments as shown in the following table for the three and nine months ended September 30, 2008 and 2007. The following table also shows the assets allocated to each of these segments as of September 30, 2008 and December 31, 2007.

	Regional	Real Estate
	Banking	Industries
Three Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2008
Interest income	$8,843	$3,195	$659	$3,321	$16,018
Credit for funds provided	5,755	146	26	(5,927)	—

Total interest income	14,598	3,341	685	2,606	16,018

Interest expense	2,931	—	—	6,354	9,286
Charge for funds used	6,275	2,444	369	(9,088)	—

Total interest expense	9,206	2,444	369	(2,733)	9,286

Net interest income	5,392	897	316	127	6,732
Provision for loan losses	—	—	—	6,438	6,438

Net interest income (loss) after provision for loan losses	5,392	897	316	(6,311)	294

Non-interest income	309	10	53	261	633
Non-interest expense	2,270	340	293	4,289	7,192

Net contribution to earnings (loss) before tax expense	$3,431	$567	$76	$(10,339)	$(6,265)

	Regional	Real Estate
	Banking	Industries
Three Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$8,181	$8,478	$1,061	$2,564	$20,284
Credit for funds provided	7,056	425	45	(7,526)	—

Total interest income	15,237	8,903	1,106	(4,962)	20,284

Interest expense	4,155	—	6	5,436	9,597
Charge for funds used	5,258	4,471	455	(10,184)	—

	Regional	Real Estate
	Banking	Industries
Three Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
Total interest expense	9,413	4,471	461	(4,748)	9,597

Net interest income	5,824	4,432	645	(214)	10,687
Provision for loan losses	—	—	—	1,060	1,060

Net interest income (loss) after provision for loan losses	5,824	4,432	645	(1,274)	9,627

Non-interest income	194	205	135	928	1,462
Non-interest expense	2,756	704	344	3,696	7,500

Net contribution to earnings before tax expense	$3,262	$3,933	$436	$(4,042)	$3,589

	Regional	Real Estate
	Banking	Industries
Nine Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2008
Interest income	$26,563	$14,394	$2,289	$7,977	$51,223
Credit for funds provided	19,455	846	93	(20,394)	—

Total interest income	46,018	15,240	2,382	(12,417)	51,223

Interest expense	9,506	—	—	18,221	27,727
Charge for funds used	18,437	10,680	1,120	(30,237)	—

Total interest expense	27,943	10,680	1,120	(12,016)	27,727

Net interest income	18,075	4,560	1,262	(401)	23,496
Provision for loan losses	—	—	—	36,048	36,048

Net interest income (loss) after provision for loan losses	18,075	4,560	1,262	(36,449)	(12,552)

Non-interest income	1,024	355	350	646	2,375
Non-interest expense	7,286	1,923	918	10,870	20,997

Net contribution to earnings (loss) before tax expense	$11,813	$2,992	$694	$(46,673)	$(31,174)

	Regional	Real Estate
	Banking	Industries
Nine Months Ended September 30	Centers	Division	SBA	Other	Total
	(Dollars in thousands)
2007
Interest income	$22,969	$26,190	$3,116	$7,449	$59,724
Credit for funds provided	20,010	1,265	126	(21,401)	—

Total interest income	42,979	27,455	3,242	(13,952)	59,724

Interest expense	11,418	—	1	15,657	27,076
Charge for funds used	14,341	13,375	1,290	(29,006)	—

Total interest expense	25,759	13,375	1,291	(13,349)	27,076

Net interest income	17,220	14,080	1,951	(603)	32,648
Provision for loan losses	—	—	—	3,199	3,199

Net interest income after provision for loan losses	17,220	14,080	1,951	(3,802)	29,449

Non-interest income	717	362	495	1,283	2,857
Non-interest expense	7,527	1,944	1,124	11,221	21,816

Net contribution to earnings before tax expense	$10,410	$12,498	$1,322	$(13,740)	$10,490

Segment assets as of:
September 30, 2008	$542,674	$197,612	$33,929	$338,451	$1,112,666

December 31, 2007	$489,666	$357,087	$32,575	$187,275	$1,066,603

     Note: Overhead expenses and the provision for loan losses are not allocated for costs from administration departments to operating segments.

7. Recent Accounting Pronouncements
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
8. Fair Value Measurements
     Effective January 1, 2008, the Company partially adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS 157. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follows:
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
     Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets
Fair Value on a Recurring Basis
     The table below presents the balance of securities held to maturity at September 30, 2008, the fair value of which is disclosed on a recurring basis:

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities held to maturity	$146,605	—	$146,605	—
     Securities held to maturity consist of AAA-rated US Government agency securities, corporate bonds, treasury bills and collateralized mortgage obligations and mortgage-backed securities. The Company discloses securities held to maturity at fair value on a recurring basis. The fair value of the Company’s securities held to maturity are determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.
Fair Value on a Nonrecurring Basis
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of September 30, 2008.

Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$124,526	—	—	$124,526
     The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $24.9 million during the quarter ended September 30, 2008. The collateral underlying these loans had a fair value of $22.9 million, less estimated costs to sell of $2.0 million, resulting in a specific reserve in the allowance for loan losses of $2.0 million.
     The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

Impaired
Loans
(In Thousands)
Beginning balance, July 1, 2008	$137,929
Additions to Impaired Loans	19,571
Sales or transfers	(41,586)
Fair market value adjustment, net	(8,612)

Ending balance September 30, 2008	$124,526

Impaired
Loans
(In Thousands)
Beginning balance, January 1, 2008	$42,287
Additions to Impaired Loans	129,906
Sales or transfers	(52,863)
Fair market value adjustment, net	(5,196)

Ending balance September 30, 2008	$124,526

Loans held for sale
     Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value represents fair value. As of September 30, 2008, the Company has approximately $3.1 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions which is a level 2 input. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at its cost.
9. Amendment of Preferred Stock
     In June 2008, the terms of the Company’s 7% Series A Non-Cumulative Preferred Stock and 6.82% Series B Non-Cumulative Preferred Stock were amended to eliminate the right of the Company to redeem the Preferred Stock. As a result, the Preferred Stock amounts are now reflected on the consolidated statement of financial condition of the Company as shareholders equity and not mezzanine capital.
10. Subsequent Event
               As required by the FRB Agreement, Bancshares has exercised its right to defer interest payments on its junior subordinated debentures. Under the terms of the debentures, Bancshares may defer interest payments for up to 20 consecutive quarters. During the period when interest payments are being deferred, interest continues to accrue at an annual rate equal to the interest in effect for such period and must be paid at the end of the deferral period. Until Bancshares resumes making interest payments, the debentures prohibit Bancshares from, among other things, paying any dividends on, or repurchasing any shares of Bancshares capital stock.

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
     References in this report to the “Company,” “we” or “us” refer to Alliance Bancshares California (“Bancshares”) and its consolidated subsidiaries, including Alliance Bank (“the Bank”).
Forward-Looking Information
     The statements contained in this Report that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve risks and uncertainties, including the risks and uncertainties described under “Factors Which May Affect Our Future Operating Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operation”, in our Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.
Overview
     We incurred a net loss of $13.9 million ($2.30 basic and diluted loss per share) for the three months ended September 30, 2008 as compared to net earnings of $2.0 million ($0.27 basic and $0.26 diluted earnings per share) for the same period of 2007. For the nine months ended September 30, 2008, we incurred a net loss of $28.6 million ($4.79 basic and diluted loss per share) as compared to net earnings of $6.0 million ($0.82 basic and $0.79 diluted earnings per share) for the same period of 2007. Our net losses in 2008 were due primarily to increased provisions for loan losses, a valuation allowance on our deferred taxes of $10.2 million, and an increase in nonperforming assets which has reduced the Company’s net interest income. Provisions for loan losses increased from $1.1 million and $3.2 million in the three and nine months ended September 30, 2007 to $6.4 million and $36.0 million in the three and nine months ended September 30, 2008.
     These losses have resulted in a decrease in our shareholders’ equity and regulatory capital. Our shareholders’ equity was $27.6 million at September 30, 2008, and as of September 30, 2008, the Bank was undercapitalized under prompt corrective action rules of the Federal Deposit Insurance Corporation (“FDIC”).
     We have been adversely impacted by the continuing deterioration in the Southern California real estate markets. This has particularly impacted our construction lending, a substantial portion of which has included loans for the construction of tract projects and single homes built for unidentified buyers and loans to improve land. Our homebuilder borrowers are experiencing declining prices and longer sale periods for their completed homes and lots, resulting in slower repayments than originally projected. This situation has resulted in a significant amount of loan defaults within the construction loan portfolio. Further real estate market declines may have additional adverse affects on the values of the properties collateralizing our loans and we could incur higher losses on sales of these properties.
     We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (20% at September 30, 2008, down from 34% at September 30, 2007). At September 30, 2008, we still had $7.9 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied. In addition, approximately 68% in principal amount of our construction loans that were non-performing assets at September 30, 2008, represented projects that were complete (as to construction of the entire project or current phase, or as to land development), and thus would not require material additional funds to complete prior to sale by the borrower or following foreclosure. We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will continue to decrease, both in total amount and as a percentage of our loan portfolio.
     Our non-performing assets have continued to increase, from $29.9 million at December 31, 2007 to $118.1 million at September 30, 2008. The increase was in non-accrual loans, which increased from $28.8 million to $93.9 million, and other real estate owned which increased from $1.1 million to $16.6 million. Our allowance for loan losses was $19.9 million or 2.18% of loans at September 30, 2008 compared to $15.3 million or 1.69% of loans at

December 31, 2007. We expect the economic environment to remain weak into 2009 with credit costs in our construction loan portfolio to remain at elevated levels.
     Our financial condition has adversely affected our funding sources during the past quarter. As a result of the Bank not being “well capitalized” under applicable regulations after June 30, 2008, we may not accept brokered deposits without the approval of the FDIC, which denied our application for approval. In addition, in August 2008 the FHLB reduced our maximum borrowing capacity at the FHLB to $85 million, although in October 2008 it increased our limit to $110 million. Further, in the third quarter we experienced substantial withdrawals of uninsured deposits, although we have been helped by the increase in deposit insurance limit from $100,000 to $250,000 and then to unlimited amounts for non-interest bearing transaction accounts. Subsequent to September 30, 2008, we implemented an aggressive strategy to obtain longer -term (one year) certificates of deposit through our regional banking centers through advertising and attractive interest rates, and have substantially increased those deposits. In addition, we have pledged collateral at the Federal Reserve Bank of San Francisco (“FRB of SF”) to enable us to obtain overnight advances.
     Our total assets have increased from $1.07 billion at December 31, 2007 to $1.11 billion at September 30,2008. We have not pursued a growth strategy during the past two quarters as a result of declining regulatory capital ratios. Because at September 30, 2008 we were “under capitalized” we do not intend to grow and may reduce our total assets in coming periods through securities and loan sales and loan participations.
     Because of our net losses, loss of well-capitalized status and high levels of non-performing assets, in October 2008 the FDIC and the California Department of Financial Institutions jointly issued to the Bank an Order to Cease and Desist (the “Order”). Among other things, the Order requires the Bank to increase its Tier 1 capital by not less than $30 million by December 12, 2008, and to remain “well capitalized” during the life of the Order. In addition, the Order requires us to develop a plan to reduce our reliance on money desk and brokered deposits as funding sources. The Company also entered into a written agreement with the FRB of SF that places certain restrictions and prohibitions on the Company, including that it may not pay dividends on or repurchase its capital stock or make payments on its junior subordinated debentures. See Notes 1 and 10 of Notes to Consolidated Financial Statements
     As a result of being undercapitalized under the prompt corrective action rules, the Bank is subject to certain regulatory restrictions. These include, among others, that the Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.
     As a result of the Order, we are actively seeking additional capital either directly through the sale of securities or indirectly through the merger with another bank or financial institution (which could be accompanied by a financing). The financial advisors we engaged Stifel, Nicolaus & Company, Incorporated and Wunderlich Securities, are assisting in these efforts. We expect that any sale of securities would most likely be through a private placement to institutional investors. In addition, we have applied to the United States Department of Treasury for capital assistance through its Troubled Asset Relief Program (“TARP”) Capital Purchase Program pursuant to the EESA. Based on our initial discussions with our regulators, our application will not be accepted except in connection with a merger or capital financing. While we have had discussions with various financing sources and potential merger partners, at the date of this Report we have no agreements for any such transaction. Any merger or financing could involve a change of control of the Company.
     If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Order. As a result, the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the preferred or common shareholders of the Company.
     Set forth below are certain key financial performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Return on average assets (1)	(4.85)%	0.80%	(3.99)%	0.84%
Return on average shareholders’ equity (1)	(134.5)%	20.15%	(67.91)%	21.64%
Average equity to average assets	3.60%	4.43%	4.62%	4.71%

(1)	Annualized

RESULTS OF OPERATIONS — Three months and nine months ended September 30, 2008 and 2007
Net Interest Income
     The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$16,018	$20,284	(21.0)%	$51,223	$59,724	(14.2)%
Interest expense	9,286	9,597	(3.2)%	27,727	27,076	2.4%
Net interest income before provision for loan losses	6,732	10,687	(37.0)%	23,496	32,648	(28.0)%
Net interest margin	2.42%	4.43%	(45.4)%	2.88%	4.71%	(38.9)%
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
     Our net interest income before provision for loan losses decreased from $10.7 million and $32.6 million for the three and nine months ended September 30, 2007 to $6.7 million and $23.5 million for the same periods in 2008. The decrease for the three months ended September 30, 2008 was due to a $4.3 million decrease in interest income. The decrease for the nine months ended September 30, 2008 was due to a $8.5 million decrease in interest income while interest expense increased by $0.7 million. The decreases in interest income are attributable to the increase in our non-accrual loans and interest reversed on previously accruing loans. The increase in interest expense is primarily due to certificates of deposit (“CDs”), one of our highest cost of funds constituting a larger portion of our average interest bearing liabilities (62% at September 30, 2008 compared to 56% at September 30, 2007)..
     Interest income was $16.0 million and $51.2 million for the three and nine months ended September 30, 2008 as compared to $20.3 million and $59.7 million for the three and nine months ended September 30, 2007. The decreases were due to 2.67% and 2.34% decreases in the weighted average yield on interest earning assets for the three and nine months ended September 30, 2008, which more than offset the $151.4 million and $163.6 million increases in average interest earning assets for the three and nine months ended September 30, 2008. The decreases in weighted average yield on interest earning assets were due primarily to 2.97% and 2.65% decreases in the weighted average yield on loans for the three and nine months ended September 30, 2008, which was caused by: (i) construction loans, our highest yielding loans, constituting a smaller portion of our loan portfolio (20% at September 30, 2008 compared to 34% for the same period in 2007); (ii) the fact that a substantial part of our loan portfolio has adjustable rates tied to the prime rate, and the prime rate declined from 8.25% in the first nine months of 2007 to 5% in the first nine months of 2008; and (iii) an increase in our non-accrual loans from average balances of $22.3 million and $31.7 million in the three and nine months ended September 30, 2007 to average balances of $89.7 million and $107.7 million in the three and nine months ended September 30, 2008; and (iv) the reversal of interest on loans previously accruing interest of $0.9 million and $3.4 million negatively affecting our loan yields by approximately 0.39% and 0.49% for the three and nine months ended September 30, 2008. The increases in average interest earning assets was due primarily to increases in our loan portfolio, and in particular commercial real estate loans.
     Interest expense decreased slightly from $9.6 million in the quarter ended September 30, 2007 to $9.3 million in the quarter ended September 30, 2008. This decrease was due to a 1.10% decrease in the weighted average rates paid on interest bearing liabilities offset in part by $195.6 million increase in average interest bearing liabilities. Interest expense increased from $27.1 million for the nine months ended September 30, 2007 to $27.7 million for the nine months ended September 30, 2008. The increase in interest expense for the nine months ended September 30, 2008 was due to a $190.1 million increase in average interest bearing liabilities despite a 0.91% decrease in the weighted average rates paid on interest bearing liabilities for the nine months ended September 30, 2008.
     The increases in average interest bearing liabilities was due primarily to a $193.7 million and $148.7 million increase in average CDs and to a lesser extent increases in average repurchase agreements during the three and nine months ended September 30, 2008. We funded our growth with CDs because we did not want to fully utilize our FHLB and repurchase agreement borrowing capability, which require loans and securities as collateral. Our weighted average cost of funds was also adversely affected because our weighted average rate paid on our CDs declined only by 79 and 49 basis points for the three and nine months ended September 30, 2008, from 5.20% to 4.41% and from 5.17% to 4.68%, respectively. These were due to the longer repricing intervals of these deposits and competitive conditions, which sustained the market rates on CDs notwithstanding the decline in the prime rate. Approximately $82.8 million of our CDs will mature prior to the end of the year, and we anticipate they will be renewed or be replaced at lower rates. Because the Bank is less than “well capitalized”, we have had to offer somewhat higher rates than our competitors to attract new deposits.
     The increase in average interest earning assets and average interest bearing liabilities was the result principally of our growth strategy in 2007, as we have grown only slightly in 2008.
     Our interest rate spread decreased from 3.52% during the third quarter of 2007 to 1.96% during the third quarter of 2008. This decrease resulted from a decrease in the weighted average yield on our interest earning assets of 2.67% during the three months ended September 30, 2008 which exceeded the 1.10% decrease in the weighted average cost of our interest bearing liabilities during the same period. The 325 basis point decline in the prime rate impacted our loan portfolio more immediately and to a greater extent than its impact on our interest bearing liabilities generally and our CDs in particular. Our interest rate spread was also adversely affected by our higher levels of non-accrual loans and a change in the composition of our loan portfolio from construction loans, which declined from 34% of our loan portfolio at September 30, 2007 to 20% of our loan portfolio at September 30, 2008, and an increase in commercial real estate loans from 36% to 47% of our loan portfolio during the same period. Commercial real estate loans generally have interest rates somewhat lower than concurrently originated construction loans. Our net interest spread was also adversely impacted by an increase in the amount of CDs, our highest cost deposits, a decrease in the amount of lower costing interest bearing demand, savings, and money market deposits. As our lower costing deposits declined, the Bank offered higher rates on CDs to attract more deposits. Further, the weighted average rate paid on our CDs declined only 79 basis points, a far lesser decrease than the decreases in our other sources of funds.
     These factors also contributed to a decline in net interest margin from 4.43% in the third quarter of 2007 to 2.42% in the third quarter of 2008. Our net interest margin continues to remain higher than our interest rate spread as we have a significant amount of non-interest bearing liabilities, including principally non-interest bearing demand deposits.

     The following tables present the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.
ANALYSIS OF NET INTEREST INCOME

	Three Months ended September 30,
	2008			2007
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp.(1)	Earned/Paid(3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$40,287	$189	1.87%	$39,326	$489	4.93%
Time deposits	2,814	17	2.40%	1,606	14	3.46%
Securities	131,713	1,801	5.44%	100,001	1,383	5.49%
Loans (2)	932,858	14,011	5.98%	815,389	18,398	8.95%

Total interest earning assets	1,107,672	16,018	5.75%	956,322	20,284	8.42%

Non-interest earning assets	30,615			31,560

Total assets	$1,138,287			$987,882

Interest bearing liabilities:
Interest bearing demand deposits	$8,828	26	1.17%	$18,505	72	1.54%
Savings and money market deposits	138,390	780	2.24%	212,414	2,217	4.14%
Certificates of deposit	632,459	7,017	4.41%	438,747	5,753	5.20%
Federal funds purchased	889	2	0.89%	—	—	—
FHLB advances:
Short-term	42,730	335	3.12%	—	—	—
Long-term	30,000	212	2.81%	55,406	762	5.46%
Securities sold under repurchase agreements	91,944	575	2.49%	24,600	271	4.37%
Junior subordinated debentures	27,837	339	4.84%	27,837	522	7.44%

Total interest bearing liabilities	973,077	9,286	3.80%	777,509	9,597	4.90%

Non-interest bearing liabilities	124,192			152,176

Total liabilities	1,097,269			929,685
Redeemable preferred stock and shareholders’ equity	41,018			58,197

Total liabilities and shareholders’ equity	$1,138,287			$987,882

Net interest income		$6,732			$10,687

Interest rate spread			1.96%			3.52%
Net interest margin			2.42%			4.43%

(1)	Interest income on loans includes loan fees of $0.4 million in 2008 and $0.9 million in 2007.

(2)	Loans include nonaccrual loans with an average balance of $89.7 million in 2008 and $22.3 million in 2007.

(3)	Annualized

	Nine Months ended September 30,
	2008			2007
			Weighted			Weighted
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Inc./Exp.(1)	Earned/Paid(3)	Balance	Inc./Exp.(1)	Earned/Paid(3)
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$41,092	$724	2.35%	$43,240	$1,656	5.21%
Time deposits	2,337	50	2.86%	1,882	53	3.77%
Securities	118,745	4,793	5.39%	96,591	3,872	5.36%
Loans (2)	927,196	45,656	6.58%	784,074	54,143	9.23%

Total interest earning assets	1,089,370	51,223	6.28%	925,787	59,724	8.62%

Non-interest earning assets	32,165			30,405

Total assets	$1,121,535			$956,192

Interest bearing liabilities:
Interest bearing demand deposits	$9,850	99	1.34%	$16,352	188	1.54%
Savings and money market deposits	186,650	3,561	2.55%	202,914	6,358	4.19%
Certificates of deposit	565,598	19,804	4.68%	416,930	16,125	5.17%
Federal funds purchased	296	2	0.90%	—	—	—
FHLB advances:
Short-term	41,396	695	2.24%	—	—	—
Long-term	30,000	1,115	4.96%	51,997	2,119	5.45%
Securities sold under repurchase agreements	66,916	1,319	2.63%	22,408	744	4.44%
Junior subordinated debentures	27,837	1,132	5.43%	27,837	1,542	7.41%

Total interest bearing liabilities	928,543	27,727	3.99%	738,438	27,076	4.90%

Non-interest bearing liabilities	141,124			161,523

Total liabilities	1,069,667			899,961
Redeemable preferred stock and shareholders’ equity	51,868			56,231

Total liabilities and shareholders’ equity	$1,121,535			$956,192

Net interest income		$23,496			$32,648

Interest rate spread			2.29%			3.72%
Net interest margin			2.88%			4.71%

(1)	Interest income on loans includes loan fees of $1.4 million in 2008 and $3.4 million in 2007.

(2)	Loans include nonaccrual loans with an average balance of $107.7 million in 2008 and $31.7 million in 2007.

(3)	Annualized

     The following tables present information concerning the change in interest income and interest expense attributable to changes in average volume and average rate during the periods indicated.
ANALYSIS OF CHANGE IN NET INTEREST INCOME

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Federal funds sold	$12	$(312)	$(300)	$(79)	$(854)	$(933)
Time deposits	8	(5)	3	11	(14)	(3)
Securities	434	(16)	418	894	27	921
Loans	2,384	(6,771)	(4,387)	8,781	(17,267)	(8,486)

Total interest earning assets	2,838	(7,104)	(4,266)	9,607	(18,108)	(8,501)

Interest expense:
Interest bearing demand	(31)	(15)	(46)	(68)	(21)	(89)
Savings and money market	(619)	(818)	(1,437)	(476)	(2,321)	(2,797)
Certificates of deposit	2,250	(986)	1,264	5,320	(1,641)	3,679
Federal funds purchased	1	1	2	1	1	2
FHLB advances:
Short-term	335	—	335	695	—	695
Long-term	(267)	(283)	(550)	(830)	(174)	(1,004)
Securities sold under agreements to repurchase	465	(161)	304	979	(404)	575
Junior subordinated debentures	—	(183)	(183)	—	(410)	(410)

Total interest bearing liabilities	2,134	(2,445)	(311)	5,621	(4,970)	650

Net interest income	$704	$(4,659)	$(3,955)	$3,986	$(13,138)	$(9,152)

Provision for Loan Losses
     The continuing housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilder borrowers and the value of the real properties securing their loans. During the second and third quarters of 2008 we identified a large number of loans, principally construction and land improvement loans, where the appraised value of the real property collateral was below the carrying value of the related loan.. This resulted in charge-offs of $32.5 million for the nine months ended September 30, 2008 as compared to charge-offs of $1.6 million for the nine months ended September 30, 2007. We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio (20% at September 30, 2008 from 34% at September 30, 2007). We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will continue to decrease, both in total amount and as a percentage of our loan portfolio.
     We assess the adequacy of the allowance for loan losses (the “Allowance”) each quarter. Impaired loans are carried at the lower of the adjusted principal balance or the fair market value based on their discounted cash flows, or if collateral dependent, the fair market value of the underlying collateral less estimated costs to sell. Loans that are not impaired are subdivided into pools of similar loans by loan type and are assigned reserve percentages based on our loss history. We determine the reserve percentage by first examining actual loss history for each type of loan, then adjust that percentage by several factors including changes in lending policies; changes in national and local economic conditions; changes in experience, ability and depth of lending management and staff; changes in trends of past due and classified loans; changes in external factors such as competition and legal and regulatory requirements; and other relevant factors. Reserve estimates are totaled and any shortage is charged to current period operations and credited to the Allowance.
     Based on this assessment, we made provisions for loan losses of $6.4 million and $36.0 million, respectively, for the three and nine months ended September 30, 2008 as compared to provisions of $1.1 million and $3.2 million for the comparable periods of 2007. Notwithstanding these additional provisions for loan losses, a prolonged or deeper decline in the housing market will impact our homebuilder borrowers and increase the likelihood of defaults and reduce the value of the real property collateral. At September 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $126.6 million, representing 13.9% of our loan portfolio, and additional commitments for these projects in the amount of $7.9 million (although we believe that the substantial part of these commitments will expire unfunded because conditions for funding will not be satisfied). We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at elevated levels throughout 2008 and into 2009 as compared to the recent past.
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

Non-Interest Income
     The components of noninterest income were as follows for the periods indicated:
NON-INTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Service charges	$452	$294	53.7%	$1,168	$861	35.7%
Gain on sale of loans, net	(18)	772	(102.3)%	134	1,008	(86.7)%
Loan broker fee income	—	45	(100.0)%	159	174	(8.6)%
Other	199	351	(43.3)%	914	814	12.3%

Total	$633	$1,462	(56.7)%	$2,375	$2,857	(16.9)%

     Non-interest income primarily includes service charges on deposit accounts, net gains on sales of loans, loan broker fees for referring loans to other lenders and fund control service fees. Non-interest income decreased by 56.7% and 16.9% for the three and nine months ended September 30, 2008 as compared to the same period in 2007, due to decreases in gain on sale of loans and other income offset by the increase in service charges. Service charges increased primarily due to the increase in the account activities of our demand deposit customers which contribute to higher amounts of fee income. We did not realize any loan broker fee income in the third quarter of 2008 because the market for these types of loans severely declined. Other income decreased by 43.3% for the three months ended September 30, 2008 due to a decrease in the collection of fees for performing certain fund control services on our construction loans as these loans have declined from the prior year.
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
Non-Interest Expense
     The components of non-interest expense were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Salaries and related benefits	$3,275	$4,588	(28.6)%	$10,978	$13,000	(15.6)%
Occupancy and equipment	1,073	932	15.1%	3,209	2,812	14.1%
Professional fees	543	415	30.8%	1,378	1,122	22.8%
Data processing	281	186	51.1%	755	617	22.4%
Other operating expense	2,020	1,379	46.5%	4,677	4,265	(9.7)%

Total	$7,192	$7,500	(4.1)%	$20,997	$21,816	(3.8)%

     Salaries and related benefits expense decreased by 28.6% and 15.6% for the three and nine months ended September 30, 2008 as compared to the same period in 2007. We have made a concerted effort to contain costs due to the slowing of the housing market and the overall current economic environment. We have managed to reduce our salaries and related benefits by decreasing bonus accruals, profit sharing accruals and restructuring our overall incentive plan. Additionally, in June 2008 we consolidated a number of dispersed functions into one location in Irvine to improve efficiencies.
     Occupancy and equipment expenses increased by 15.1% and 14.1% for the three and nine months ended September 30, 2008 as compared to the same period in 2007 due primarily to the opening of our Westside Regional Banking Center.

     Professional fees increased by 30.8% and 22.8% for the three and nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to the legal and other professional fees incurred in connection with the increase in our non-performing assets.
     As a result of the current economy and the downturn in the housing sector, we have taken a number of actions to contain costs. Our cost containment efforts included but were not limited to the areas of marketing, business and entertainment, as well as recruiting fees for hiring new employees. Notwithstanding these efforts, other operating expense increased 46.5% for the three months ended September 30, 2008 as compared to the same period in 2007 due to expenses related to other real estate owned and nonperforming loans. Other operating expense decreased by 9.7% for the nine months ended September 30, 2008 as compared to the same period in 2007 because our efforts to contain costs more than offset the more recent costs related to problem assets.
     The Company has recorded a deferred tax asset in the amount of $9.3 million which represents the refund of prior taxes paid. Management has concluded that it is not more likely than not that the remaining deferred tax asset will be utilized in light of the uncertainties surrounding their ability to generate future taxable income and has established a deferred tax asset valuation allowance in the amount of $10.2 million. To the extent we are able to generate sufficient taxable income in future periods, this deferred tax asset valuation allowance would be reduced and the future tax benefits would be recognized. Any reductions in the deferred tax valuation allowance in future periods would have a positive impact on our net income and shareholders’ equity.

FINANCIAL CONDITION
Regulatory Capital
     The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and the capital ratios for Bancshares and the Bank as of the date indicated.
REGULATORY CAPITAL
September 30, 2008

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bancshares
Total Capital (to risk-weighted assets)	$66,441	7.01%	$75,827	>=8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$36,645	3.87%	$37,914	>=4.0%	N/A	N/A
Tier 1 Capital (to average assets)	$36,645	3.22%	$45,485	>=4.0%	N/A	N/A
Bank
Total Capital (to risk-weighted assets)	$66,383	7.01%	$75,745	>=8.0%	$94,682	>=10.0%
Tier 1 Capital (to risk-weighted assets)	$54,439	5.75%	$37,873	>=4.0%	$56,809	>=6.0%
Tier 1 Capital (to average assets)	$54,439	4.79%	$45,485	>=4.0%	$56,856	>=5.0%
     Our regulatory capital decreased since December 31, 2007 as a result of our net loss and, for Bancshares, by dividends on our preferred stock. At September 30, 2008, Bancshares and the Bank were “under capitalized” as defined under applicable the prompt corrective action rules of the FDIC. We are actively seeking additional capital through the sale of debt or equity securities or merger with another financial institution.. We may also improve our capital ratios through reducing total assets, principally through securities or loan sales or loan participations.
Liquidity and Cash Flow
     Our objective in managing our liquidity is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis. We manage this objective through the selection of asset and liability maturity mixes.
     Average deposits provide most of our funds. This relatively stable and low-cost source of funds has, along with average preferred stock and shareholders’ equity, provided 85% and 89%, respectively, of our funding as a percentage of average total assets during the nine months ended September 30, 2008 and 2007. We have historically obtained deposits through our branches, a money desk and through brokers.

     Secondary sources of liquidity include borrowing arrangements with the Federal Reserve Bank of San Francisco (“FRB of SF”) and the Federal Home Loan Bank (“FHLB”). Borrowings from the FRB of SF are short-term and must be collateralized by pledged securities or loans. As of September 30, 2008, we had no borrowings from FRB of SF. However, since September 30, 2008, we have obtained overnight borrowings from the FRB of SF. As of September 30, 2008 we had pledged loans with an aggregate principal balance of over $187.8 million which gives us a borrowing capacity of $116.9 million from the FRB of SF at October 31, 2008. The FRB of SF is not obligated to make or renew any loans to us, and it makes a separate credit decision with each advance request. Credit limitations are based on the assessment by the FRB of SF of the Bank’s creditworthiness, including the purpose of the borrowing, an adequate level of collateral, sources of funds for repayment, and other factors.
     As a member of the FHLB, the Bank may obtain advances from the FHLB pursuant to various credit programs offered from time to time. Credit limitations are based on the assessment by the FHLB of the Bank’s creditworthiness, including an adequate level of net worth, reasonable prospects of future earnings, sources of funds sufficient to meet the scheduled interest payments, lack of financial or managerial deficiencies and other factors. Such advances may be obtained pursuant to several different credit programs, and each program has its own rate, commitment fees and range of maturities. Funds borrowed from the FHLB must be collateralized either by pledged loans or securities and may be for terms of one day to several years. As of September 30, 2008, we had $85.0 million of outstanding FHLB advances.
     We also have liquidity as a net seller of federal funds. During the nine months ended September 30, 2008, we had an average balance of $41.1 million in overnight funds sold representing 4% of total average assets.
     We may also obtain funds from securities sold under agreements to repurchase. See “Borrowed Funds — Securities Sold Under Agreements to Repurchase.”
     Our financial condition has adversely affected our funding sources during the past quarter. As a result of the Bank not being “well capitalized” under applicable regulations, we may not accept brokered deposits without the approval of the FDIC, which initially denied our application for approval. Approval to obtain brokered deposits may be granted based upon meeting certain conditions. The Order issued by the FDIC and DFI requires us to develop a plan to reduce our reliance on money desk and brokered deposits as funding sources. In addition, in August 2008 the FHLB reduced our maximum borrowing capacity to $85 million, although in October 2008 it increased our limit to $110 million. Further, in the third quarter we experienced substantial withdrawals of uninsured deposits, although we have been helped by the increase in deposit insurance limit from $100,000 to $250,000 and then to unlimited amounts for non-interest bearing transaction accounts. Some of these deposits were moved into the securities sold under agreements to repurchase product that we offer (see “Borrowed Funds—Securities Sold Under Agreements to Repurchase”). Subsequent to September 30, 2008, we implemented an aggressive strategy to obtain longer term certificates of deposit through our regional banking centers through advertising and attractive interest rates, and have substantially increased those deposits. In addition, we have pledged collateral at the FRB of SF to enable us to obtain overnight advances.
     Cash Flow from Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2008 decreased by $3.7 million as compared to the same period in 2007 primarily due to the increase in accrued interest receivable and other assets.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2008 decreased by $31.0 million as compared to the same period in 2007 primarily due to the decrease in loan growth.
     Cash Flows from Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2008 decreased by $69.8 million as compared to the same period in 2007 primarily due to a decrease in savings and money market deposits, demand deposits and FHLB advances, offset by an increase in certificate of deposits and securities sold under agreements to repurchase.

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
     The following table sets forth the distribution of rate-sensitive assets and liabilities at the date indicated:

RATE SENSITIVITY
September 30, 2008
(Dollars in thousands)
		Over Three	Over One
	Three	Through	Year	Over
	Months	Twelve	Through	Five
	Or Less	Months	Five Years	Years	Total
Assets
Federal funds sold	$—	$—	$—	$—	$—
Time deposits with other financial institutions	6,341	1,000	198	—	7,539
Securities held to maturity	1,998	22,887	995	123,012	148,892
Loans, gross	399,232	66,936	293,653	149,642	909,463

Total rate-sensitive assets	$407,571	$90,823	$294,846	$272,654	$1,065,894

Liabilities:
Interest bearing demand deposits	$8,002	$—	$—	$—	$8,002
Savings and money market	79,519	—	—	—	79,519
Certificates of deposit	89,337	370,182	209,538	—	669,057
Federal funds purchased	10,000	—	—	—	10,000
FHLB advances	50,000	25,000	10,000	—	85,000
Securities sold under agreements to repurchase	99,594	—	—	—	99,594
Junior subordinated debentures	27,837	—	—	—	27,837

Total rate sensitive liabilities	$364,289	$395,182	$219,538	$—	$979,009

Interval Gaps:
Interest rate sensitivity gap	$43,282	$(304,359)	$75,308	$272,654	$86,885

Rate sensitive assets to rate sensitive liabilities	111.9%	23.0%	134.3%	N/A	110.0%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$43,282	$(261,077)	$(185,769)	$86,955	$86,955

Rate sensitive assets to rate sensitive liabilities	111.9%	65.6%	81.0%	108.9%	108.9%

% of rate sensitive assets in period	38.2%	46.8%	74.4%	100.0%	N/A

Investments in Time Deposits and Securities
     The following table provides certain information regarding our investments in time deposits with other financial institutions at the dates indicated:
TIME DEPOSIT INVESTMENTS

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Time deposits maturing:
Within one year	$7,341	2.18%	1,053	3.78%
After one year but within five years	198	4.00%	198	4.00%

Total time deposits	$7,539	2.23%	$1,251	3.82%

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
INVESTMENT SECURITIES

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Book Value	Yield	Book Value	Yield
	(Dollars in thousands)
Investment securities maturing:
Within one year	$24,885	1.89%	$7,994	5.20%
After one year but within five years	995	4.13%	8,492	5.02%
Collateralized mortgage obligations and mortgage-backed securities	123,012	5.59%	89,460	5.44%

Total investment securities	$148,892	4.96%	$105,946	5.38%

     Our present strategy is to stagger the maturities of our time deposit investments and investment securities to meet our overall liquidity requirements. At September 30, 2008, we classified all our investment securities as held to maturity as we intend to hold the securities to maturity.
     At September 30, 2008 and 2007, securities with an amortized cost of $144.9 million and $46.0 million, respectively, were pledged to secure securities sold under agreements to repurchase, Fed Funds lines, FHLB advances and a discount line at the FRB.
     The amortized cost and estimated fair values of securities held to maturity at the date indicated are as follows:
FAIR VALUE OF INVESTMENT SECURITIES

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
September 30, 2008
U.S. Agency securities	$995	$4	$—	$999
Corporate bonds	4,002	—	224	3,778
Treasury bills	20,883	2	8	20,877
Collateralized mortgage obligations and mortgage-backed securities	123,012	1,013	3,074	120,951

	$148,892	$1,019	$3,306	$146,605

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2007
U.S. Agency securities	$10,477	$26	$—	$10,503
Corporate bonds	6,009	—	143	5,866
Collateralized mortgage obligations and mortgage-backed securities	89,460	834	381	89,913

	$105,946	$860	$524	$106,282

     Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 are summarized as follows:
UNREALIZED LOSSES ON INVESTMENT SECURITIES

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
	(Dollars in thousands)
Treasury bills	19,877	8	—	—	19,877	8
Corporate bonds	$—	$—	$2,778	$224	$2,778	$224
Collateralized mortgage obligations and mortgage-backed securities	35,105	1,419	17,537	1,655	52,642	3,074

	$54,982	$1,427	$20,315	$1,879	$75,297	$3,306

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
     Our corporate bonds consist primarily of securities issued by General Motors Acceptance Corporation and Ford Motor Credit Company. These securities were rated as less than investment grade at September 30, 2008. Because these securities mature within the next three months, we believe that we will fully recover our principal investment and do not consider these investments to be other than temporarily impaired at September 30, 2008.
     Additionally, at September 30, 2008, approximately 73% of our collateral mortgage obligations and mortgage backed securities were issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgage and we believe we will fully recover the principal investment on these securities. The remaining collateral mortgage obligations and mortgage backed securities were rated “AAA” by either Standard & Poor’s or Moody’s, as of September 30, 2008 and, therefore, we do not consider these investments to be other than temporarily impaired.
Loans
     Our present lending strategy is to attract small-to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service. We presently offer secured and unsecured commercial term loans and lines of credit, accounts receivable and equipment loans, SBA loans and home equity lines of credit. Historically, we offered construction loans, but no longer do so in light of the housing market and our financial condition. We often tailor our loan products to meet the specific needs of our borrowers. Our primary lending area includes six Southern California counties: Los Angeles, Orange, Riverside, San Diego, San Bernardino, and Ventura.

     The following table sets forth the composition of our loan portfolio at the dates indicated (excluding loans held for sale):
LOAN PORTFOLIO COMPOSITION

	September 30, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
	(Dollars in thousands)
Commercial loans	$278,178	30.6%	$262,374	29.0%
Construction loans	183,216	20.2	272,279	30.1
Real estate loans	427,864	47.1	358,907	39.7
Other loans	20,205	2.1	11,075	1.2

	909,463	100.0%	904,635	100.0%

Less — Deferred loan fees, net	(1,237)		(1,699)
Less — Allowance for loan losses	(19,850)		(15,284)

Net loans	$888,376		$887,652

     At September 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $126.6 million, representing 13.9% of our loan portfolio. We still have $7.9 million of unfunded commitments for these loans, but believe that the substantial part of these commitments will expire unfunded because conditions to funding will not be satisfied. We began curtailing the origination of construction loans in mid-2007, and these types of loans now represent a smaller portion of our loan portfolio.
     At September 30, 2008 and December 31, 2007, qualifying loans with an outstanding balance of $178.5 million and $340.4 million, respectively, were pledged to secure advances at the FHLB. We have pledged $187.6 million of our commercial and industrial loans pledged at the Federal Reserve Bank of San Francisco under an inter-creditor agreement with the FHLB.
     The following table sets forth the maturity distribution of our loan portfolio at September 30, 2008 excluding loans held for sale at the date indicated:
LOAN MATURITIES

	September 30, 2008
		After One Year
	One Year or	Through Five
	Less	Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$129,081	$106,461	$42,636	$278,178
Construction loans	151,806	19,969	11,441	183,216
Real estate loans	42,608	124,517	254,611	427,864
Other loans	3,878	6,345	9,982	20,205

	$327,373	$257,292	$318,670	$909,463

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
     The following table sets forth information about non-performing assets at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$95,153	$28,774
Accruing loans past due 90 days or more	1,343	—
Troubled debt restructurings	4,993	—
Other real estate owned	16,608	1,100

Balance at end of period	$118,097	$29,874

     Our non-performing assets at September 30, 2008 were comprised of several loans including condominium units, model homes, land development loans primarily located in Southern California.
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
     Cash collections on non-performing loans totaled $45.4 million during the nine months ended September 30, 2008 of which $44.3 million was applied to principal and $1.2 million was recorded as interest income. Interest payments received on non-accrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. The additional interest income that would have been recorded from non-accrual loans, if the loans had not been on non-accrual status, was $10.1 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively. Non-performing loans were assigned a reserve of $2.0 million and $2.7 million at September 30, 2008 and December 31, 2007, respectively.
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
     The following is a summary of the information pertaining to impaired loans at the dates indicated:
IMPAIRED LOANS

	As of and for	As of and for
	the nine	the twelve
	months ended	months ended
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans with a valuation allowance	$24,930	$16,863
Impaired loans without a valuation allowance	80,693	28,124

Total Impaired loans	$105,623	$44,987

Valuation allowance related to impaired loans	$1,995	$2,700

Average recorded investment in impaired loans	$185,418	$54,238

Cash collections applied to reduce principal balance	$44,283	$12,137

Interest income recognized on cash collections	$1,159	$3,485

Changes in Allowance for Loan Losses
     See Note 2, “Changes in Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for information regarding changes in the Allowance.

Off-Balance Sheet Credit Commitments and Contingent Obligations
     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At September 30, 2008, we had undisbursed loan commitments of $197.2 million, of which, $143.5 million were commercial loans, $30.2 million were real estate loans, and $20.6 million were construction loans.
     Standby letters of credit and financial guarantees are conditional commitments issued to secure the financial performance of a customer to a third party. These are issued primarily to support public and private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We hold certificates of deposit and other collateral of at least 100% of the notional amount as support for letters of credit for which we deem collateral to be necessary. At September 30, 2008, we had outstanding standby letters of credit with a potential $6.6 million of obligations maturing at various dates through 2012.
Deposits
     Total deposits decreased from $860.3 million at December 31, 2007 to $857.6 million at September 30, 2008. This decrease was primarily due to a $46.2 million decrease in non-interest bearing demand deposits, a $117.6 million decrease in savings and money market accounts offset by a $162.9 million increase in CDs.
     The following table sets forth information concerning the amount of deposits from various sources at the dates indicated:
SOURCE OF DEPOSITS

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Regional Bank Centers	$321,701	37.5%	$494,184	57.4%
Money desk	160,916	18.8	101,060	11.7
Brokered	336,562	39.2	197,159	22.9
Internet	38,445	4.5	67,929	8.0

Total	$857,624	100.0%	$860,332	100.0%

     Our deposits obtained through our regional bank centers declined due to the Bank being less than “well capitalized” and concerns of the customers about their balances being uninsured. Some of these deposits were moved into securities sold under agreements to repurchase product that we offer (see “Securities Sold Under Agreement to Repurchase”). Deposit outflow has been slowed as a result of the increase in FDIC deposit insurance from $100,000 to $250,000 and to an unlimited amount for non-interest bearing transaction accounts.
     Because of deposit outflows at our regional bank centers, we increasingly used our money desk and brokers to attract deposits. Through the use of deposit brokers we have been able to attract larger amounts of deposits (all CDs) in shorter periods of time, and at lower rates, than we could have through our branches. During 2008, the CDs obtained through our money desk or deposit brokers generally had maturities ranging from one month to five years. We limit the amount of money desk and broker deposits that are scheduled to mature in any one calendar month.
     As a result of the Bank not being “well capitalized” under applicable regulations, since August 2008 we have not been allowed to accept brokered deposits. We applied to the FDIC for approval to accept brokered deposits, but the FDIC initially denied our application. Approval to obtain brokered deposits may be granted based upon meeting certain conditions. In addition, the Order issued by the FDIC and DFI requires us to develop a plan to reduce our reliance on money desk and brokered deposits as funding sources.
     During the past several months, we have implemented an aggressive strategy to obtain longer term (one year) CDs through our regional bank centers through advertising and attractive interest rates, and have substantially increased those deposits in the last several months.

     The aggregate amount of the CDs in denominations of $100,000 or more at September 30, 2008 was approximately $497.3 million. Interest expense on these deposits was approximately $14.0 million for the nine months ended September 30, 2008.
     The approximate scheduled maturities of CDs at September 30, 2008 was as follows:
CERTIFICATES OF DEPOSIT

Certificate of Deposit Maturing:	Amount(1)
(Dollars in thousands)
Three months or less	$82,808
Over three and through twelve months	361,478
Over twelve months	194,475

Total	$638,761

(1)	Excludes time deposits included in IRA accounts.
Borrowed Funds
     FHLB Advances. At September 30, 2008, we had $55.0 million of short-term and $30.0 million of long-term advances from the FHLB which were collateralized by certain qualifying loans with a carrying value of $178.5 million. These advances bear interest at the rates noted below. Interest is payable monthly or quarterly with principal and any accrued interest due at maturity. At September 30, 2008, our maximum borrowing capacity at the FHLB was $85 million.; this limit was increased to $110 million in October 2008.
     The table below sets forth the amounts, interest rates, and the maturity dates of FHLB advances as of September 30, 2008:
FHLB ADVANCES

Principal Amount	Interest rate	Maturity date
(Dollars in thousands)
$10,000	Fixed at 4.54%	October 2008
10,000	Prime minus 2.87%	December 2008
10,000	Prime minus 2.83%	January 2009
25,000	Fixed at 2.85%	September 2009
10,000	Prime minus 2.80%	December 2009
10,000	Fixed at 3.86%	December 2009
10,000	Prime minus 2.74%	January 2010

$85,000

     Junior Subordinated Debentures. In October 2002, Bancshares issued $7,217,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. This capital has a relatively low cost as interest payments on the debentures are deductible for income tax purposes. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $217,000 and trust preferred securities in a private placement for $7,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2032, are redeemable at Bancshares’ option commencing October 2007 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 3.45% (the rate was 6.25% at September 30, 2008).
     In February 2005, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust II, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The debentures and trust preferred securities have generally identical terms, including that they mature in 2034, are redeemable at Bancshares’ option commencing December 2009 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.90% (the rate was 4.71% at September 30, 2008).
     In May 2006, Bancshares issued $10,310,000 of junior subordinated debentures to Alliance Bancshares California Capital Trust III, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities to provide additional regulatory capital. The Trust purchased the debentures with the proceeds of the sale of its common trust securities to Bancshares for $310,000 and trust preferred securities in a private placement for $10,000,000. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2036, are redeemable at Bancshares’ option commencing June 2011 at par, and require quarterly distributions/interest payments at a rate which adjusts quarterly at the three-month LIBOR rate plus 1.50% (the rate was 4.71% at September 30, 2008).
     Bancshares has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, both issues of the trust preferred securities.
     As required by the FRB Agreement, Bancshares has exercised its right to defer interest payments on its junior subordinated debentures commencing the first interest payment due after September 30, 2008. Under the terms of the debentures, we may defer interest payments for up to 20 consecutive quarters. During the period when interest payments are being deferred, interest continues to accrue at an annual rate equal to the interest in effect for such period and must be paid at the end of the deferral period. Until the Bancshares’ resumes making interest payments, the debentures prohibit Bancshares from, among other things, paying any dividends on or repurchasing any shares of the Bancshares’ capital stock.
     Securities Sold Under Agreements to Repurchase. In November 2006, we entered into a repurchase agreement in the amount of $20.0 million. This borrowing is collateralized by various collateral mortgage obligations and mortgage-backed securities with an amortized cost of $25.9 million at September 30, 2008. Interest is payable on a quarterly basis and adjusts quarterly at the rate of the three-month LIBOR minus 1.00% per annum (the rate was 1.80% per annum at September 30, 2008) until November 2008 at which time it converts to a fixed rate of 4.54% per annum. The borrowing has a maturity date of November 2016 and is callable by the holder at any time after November 2008. The weighted average rate paid during the period was 2.17%. Because the Company was not “well capitalized” at September 30, 2008 and was under a Cease and Desist Order, it was in default with respect to this agreement; however, the default has been waived until December 12, 2008.
     In August 2007, we entered into a repurchase agreement in the amount of $10.0 million. This borrowing is collateralized by various collateralized mortgage obligations and mortgage-backed securities with an amortized cost of $10.5 million at September 30, 2008. Interest is payable on a quarterly basis and accrues at the rate of 3.55% per annum through early September 2008 and adjusts quarterly thereafter at the rate of 8.75% per annum minus the three-month LIBOR with a zero percent floor and a cap of 4.75% per annum (the rate was 4.75% at September 30, 2008). The borrowing has a maturity date of September 2014 and is callable by the holder at any time after September 2008. Because the Company was not “well capitalized” at September 30, 2008 and was under a Cease and Desist Order, it was in default with respect to this agreement; however, the default has been waived until December 12, 2008.
     Since 2007, we have offered to selected customers securities sold under agreements to repurchase. For these customers, we swept funds from their deposit accounts that exceeded an established minimum threshold into overnight repurchase accounts. These repurchase agreements were in essence overnight borrowings by us collateralized by certain securities. For the nine months ended September 30, 2008, the average daily balance of these repurchase agreements was $14.6 million, the maximum amount of funds provided by these customers at any date was $55.4 million and the weighted average rate paid during the period was 2.45%.
     Beginning in 2008, we offered a similar type of securities sold under agreements to repurchase, except that the securities are held by an independent third party financial institution that can cause the securities to be liquidated upon default. During the nine months ended September 30, 2008, the average balance of these repurchase agreements was $22.4 million and the maximum amount of funds provided by these customers at any date was $41.0 million. The weighted average rate paid during the period was 2.69%.
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
     Nothing to report.
ITEM 1A. RISK FACTORS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Nothing to report.
ITEM 5. OTHER INFORMATION
     Nothing to report.

ITEM 6. EXHIBITS

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 19, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 19, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 19, 2008	ALLIANCE BANCSHARES CALIFORNIA
	By:	/s/ Daniel L. Erickson
Daniel L. Erickson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Certificate by Curtis S. Reis, Chairman and Chief Executive Officer of the Company dated November 19, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate by Daniel L. Erickson, Executive Vice President and Chief Financial Officer of the Company dated November 19, 2008 pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.